Form 10-Q
period 1994-01-31
WTD INDUSTRIES INC
filed 1994-03-08
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1994

                       Commission file number 0-16158


                             WTD Industries, Inc.
           (Exact name of Registrant as specified in its charter)

           Oregon                                  93-0832150
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

   10260 S.W. Greenburg Road, Suite 900, Portland, Oregon  97223
               (Address of principal executive offices)  (Zip Code)

(Registrant's telephone number, including area code) (503) 246-3440


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X    No

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

     The number of shares outstanding of Registrant's Common Stock, no par value, at March 3, 1994 was 10,681,086.


                        Page 1 of 19





                          WTD INDUSTRIES, INC.

                                 INDEX

                                                             Page
                                                             Number

PART I.     Financial Information (Unaudited)


          Item 1.   Financial Statements

             Consolidated Statement of Income -
               Three Months and Nine Months Ended
               January 31, 1994 and 1993                        3

             Consolidated Balance Sheet -
               January 31, 1994 and April 30, 1993              4

             Consolidated Statement of Cash Flows -
               Nine Months Ended January 31, 1994 and 1993      6

             Notes to Consolidated Financial Statements         7


          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                               11


PART II.   Other Information

          Item 5.   Other Information                          16

          Item 6.   Exhibits and Reports on Form 8-K           16


                                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENT OF INCOME
                                         (In Thousands, Except Per-Share Amounts)

                                                       (Unaudited)
                                     THREE MONTHS ENDED JANUARY 31,       NINE MONTHS ENDED JANUARY 31,
                                     -----------------------------         ----------------------------
                                        1994             1993                 1994             1993
                                     ----------       ----------           ----------       ----------
NET SALES                          $     85,673     $     49,706         $    205,417     $    170,520
COST OF SALES                            74,470           45,176              186,044          159,567
                                     ----------       ----------           ----------       ----------
GROSS PROFIT                             11,203            4,530               19,373           10,953

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 3,814            2,901                9,354            8,505
REORGANIZATION CHARGES (CREDITS)           (110)            (858)              (1,804)             563
                                     ----------       ----------           ----------       ----------
OPERATING INCOME                          7,499            2,487               11,823            1,885

OTHER INCOME (EXPENSE)
     Interest Expense                    (1,640)          (1,155)              (4,974)          (1,197)
     Miscellaneous                          150               78                  282              105
                                     ----------       ----------           ----------       ----------
                                         (1,490)          (1,077)              (4,692)          (1,092)
                                     ----------       ----------           ----------       ----------
INCOME BEFORE INCOME TAXES                6,009            1,410                7,131              793

PROVISION FOR INCOME TAXES                2,035              309                2,282              309
                                     ----------       ----------           ----------       ----------
INCOME  BEFORE
  EXTRAORDINARY ITEMS                     3,974            1,101                4,849              484

EXTRAORDINARY ITEMS
  Gain on debt restructure, net of
    tax provision of $7,614                  --           11,966                   --           11,966
  Tax benefit of net operating
    loss carryforward                        --            7,923                   --            7,923
                                     ----------       ----------           ----------       ----------
                                             --           19,889                   --           19,889
                                     ----------       ----------           ----------       ----------
NET INCOME                                3,974           20,990                4,849           20,373

ACCUMULATED PREFERRED DIVIDENDS            (405)            (259)              (1,212)            (259)
                                     ----------       ----------           ----------       ----------
NET INCOME APPLICABLE
 TO COMMON SHAREHOLDERS            $      3,569     $     20,731         $      3,637     $     20,114
                                     ==========       ==========           ==========       ==========

NET INCOME PER SHARE - PRIMARY
     Income before
       extraordinary items                $0.31            $0.10                $0.32            $0.05
     Extraordinary items                     --             2.35                   --             4.45
                                         ------           ------               ------           ------
                                          $0.31            $2.45                $0.32            $4.50
                                         ======           ======               ======           ======
NET INCOME PER SHARE - FULLY DILUTED
     Income before
       extraordinary items                $0.31            $0.10                $0.32            $0.05
     Extraordinary items                     --             2.35                   --             4.45
                                         ------           ------               ------           ------
                                          $0.31            $2.45                $0.32            $4.50
                                         ======           ======               ======           ======

              The accompanying notes are an integral part of these consolidated financial statements.

                                                         -3-

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEET

                                                         ASSETS
                                                     (In Thousands)

                                                     JANUARY 31,                             APRIL 30,
                                                         1994                                  1993
                                                      ----------                            ----------
CURRENT ASSETS                                       (Unaudited)
   Cash and cash equivalents                        $      2,505                          $      2,124
   Accounts receivable, net                               17,245                                19,583
   Inventories                                            33,432                                18,322
   Prepaid expenses                                        3,250                                 2,399
   Deferred tax asset                                      1,172                                    --
   Timber, timberlands and
     timber-related assets                                11,670                                18,998
                                                      ----------                            ----------
      Total current assets                                69,274                                61,426


NOTES AND ACCOUNTS RECEIVABLE                                123                                   161

TIMBER AND TIMBERLANDS                                       845                                   847

PROPERTY, PLANT AND EQUIPMENT,
  at cost
   Land                                                    2,572                                 2,572
   Buildings and improvements                             10,286                                 9,953
   Machinery and equipment                                59,363                                59,553
                                                      ----------                            ----------
                                                          72,221                                72,078

     Less accumulated depreciation                       (40,981)                              (37,839)
                                                      ----------                            ----------
                                                          31,240                                34,239

   Construction in progress                                  609                                   493
                                                      ----------                            ----------
                                                          31,849                                34,732

IDLE ASSETS                                                  350                                   974
  Less costs of disposal                                     (84)                                 (574)
                                                      ----------                            ----------
                                                             266                                   400

OTHER ASSETS                                               3,159                                 2,473
                                                      ----------                            ----------

                                                    $    105,516                          $    100,039
                                                      ==========                            ==========




              The accompanying notes are an integral part of these consolidated financial statements.

                                                         -4-

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEET

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                        (In Thousands, Except Share Information)


                                                     JANUARY 31,                             APRIL 30,
                                                         1994                                  1993
                                                      ----------                            ----------
CURRENT LIABILITIES                                  (Unaudited)
   Accounts payable                                 $      8,666                          $      7,390
   Accrued expenses                                        9,453                                 8,549
   Reserve for disputed and
    unallowed prepetition claims                           1,077                                 1,204
   Income taxes payable                                    2,193                                    --
   Timber contracts payable                                2,666                                 2,695
   Current maturities of long-term debt                    1,552                                 2,333
                                                      ----------                            ----------
      Total current liabilities                           25,607                                22,171

DEFERRED INCOME TAXES PAYABLE                              1,172                                    --

LONG-TERM DEBT, less current maturities                   61,286                                64,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock; 10,000,000 shares authorized
    Series A                                              20,654                                20,581
    Series B                                               2,909                                 5,756
   Common stock, no par value                             26,027                                23,123
   Additional paid-in capital                                 15                                    15
   Accumulated (deficit)                                 (32,154)                              (35,791)
                                                      ----------                            ----------
                                                          17,451                                13,684
                                                      ----------                            ----------

                                                    $    105,516                          $    100,039
                                                      ==========                            ==========



              The accompanying notes are an integral part of these consolidated financial statements.

                                                         -5-

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (In Thousands)
                                                       (Unaudited)

                                                               NINE MONTHS ENDED JANUARY 31,
                                                      ------------------------------------------------
                                                         1994                                  1993
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVTIES:
  Net income                                        $      4,849                          $     20,373
  Adjustments to reconcile net income to
     cash provided by (used for) operations:
    Depreciation, depletion and amortization               6,304                                 7,588
    Gain on debt restructure                                  --                               (19,580)
    Reorganization charges                                (1,804)                                  563
    Accounts receivable                                    2,338                                 4,774
    Inventories                                          (15,110)                                8,230
    Prepaid expenses                                        (851)                                 (643)
    Timber, timberlands and
     timber-related assets - current                       5,988                                 4,978
    Payables and accruals                                  2,320                               (10,963)
    Income taxes                                           2,193                                    --
                                                      ----------                            ----------
     Cash provided by operating activities                 6,227                                15,320
                                                      ----------                            ----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of (additions to) timber
   and timberlands                                            13                                  (155)
  Acquisition of property, plant and equipment            (2,107)                               (3,454)
  Proceeds from sale of idle assets                        2,013                                 4,613
  Cost of holding idle assets                               (123)                                 (989)
  Other investing activities                                 206                                   109
                                                      ----------                            ----------
     Cash provided by investing activities                     2                                   124
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (3,817)                               (9,264)
  Other assets                                              (876)                                  (29)
  Dividends paid                                          (1,212)                                 (388)
  Restricted cash                                             --                                 7,606
  Issuance of common stock                                    57                                    --
                                                      ----------                            ----------
     Cash used for financing activities                   (5,848)                               (2,075)
                                                      ----------                            ----------
INCREASE IN CASH AND CASH EQUIVALENTS                        381                                13,369
BALANCE AT BEGINNING OF PERIOD                             2,124                                 4,738
                                                      ----------                            ----------
BALANCE AT END OF PERIOD                            $      2,505                          $     18,107
                                                      ==========                            ==========
CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                $5,765                                $1,117
  Income taxes                                               $75                                    --




              The accompanying notes are an integral part of these consolidated financial statements.

                                                         -6-



NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1993, filed with the Securities and Exchange Commission.


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at January 31, 1994 and April 30, 1993 are as follows (in thousands):

                               January 31,           April 30,
                                  1994                 1993
     Logs                       $16,622               $ 7,569
     Lumber                      15,564                 9,515
     Supplies                     1,246                 1,238
                                -------               -------
                                $33,432               $18,322


NOTE 3 - REORGANIZATION CHARGES (CREDITS)

     Reorganization credits for the nine months ended January 31, 1994 principally reflect the disposal of idle assets at amounts in excess of their carrying values. Reorganization charges in the nine months ended January 31, 1993 reflect legal and other professional fees associated with the Company's Chapter 11 proceedings, partially offset by net gains on the sale of idle assets and the settlement of associated liabilities in connection with the Reorganization.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

          Stockholders' equity at January 31, 1994 consists of the following:

          Series A preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 269,636 shares issued and outstanding; limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into common stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A preferred stock will be granted voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty -four months or a total of eight quarterly dividend payments. The Company has paid all scheduled dividends.

          Series B preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 53,380 shares issued and outstanding; limited voting rights; convertible into 1,857,890 shares of common stock; dividends payable only if paid on the Company's common stock; redeemable at original issue price plus accrued dividends at the option of the Board of Directors after all Series A preferred stock has been redeemed. During the period from May 1, 1993 through January 31, 1994, 52,244 shares of Series B preferred shares were converted into 1,818,350 common shares.

          Common stock, no par value; 40,000,000 shares authorized; 9,404,877 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,262,767 shares if all remaining Series B preferred stock outstanding at January 31, 1994 is converted to common stock.


NOTE 5 - NET INCOME PER SHARE

     The computations of net income per share are based upon the weighted average number of common shares and common share equivalents outstanding during the interim periods presented. For primary earnings per share purposes, weighted average shares of 11,388,713 and 11,366,985 were used for the three and nine month periods ended January 31, 1994, respectively. For fully diluted earnings per share, weighted average shares of 11,464,680 and 11,456,594 were used for the three and nine month periods ended January 31, 1994, respectively. Weighted average shares of 8,455,000 and 4,465,000 were used in the computations of both primary and fully diluted earnings per share for the three and nine month periods ended January 31, 1993, respectively. Weighted average shares for the three and nine month periods ended January 31, 1993 were adjusted to reflect a four-for-ten reverse common stock split effective November 30, 1992.


NOTE 6 - PROVISION FOR INCOME TAXES

     The Company has available net operating loss (NOL) carryforwards of approximately $27 million for federal income tax, and about $35 million for state income tax purposes. The ownership change brought about by the Company's reorganization limits the utilization of these carryforwards to approximately $2.27 million per year for federal tax purposes and approximately $1.5 million per year for state tax purposes. The tax provision for the nine months ended January 31, 1994 reflects a reduction from statutory rates as a result of utilizing the allowable NOL carryforwards.

     Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". This statement mandates the asset and liability approach to determining income tax provision or benefit. Deferred income tax benefits and liabilities are recognized for the tax consequences of temporary differences in the carrying value of assets and liabilities for financial reporting and income tax purposes. Such deferred tax benefits and liabilities must be grouped as short-term and long-term, depending on the expected time before the differences in values reverse.

     As a result of this pronouncement, the Company has recorded a current deferred tax asset of $1,172,000, principally related to charges recognized for financial reporting purposes in advance of their deductibility for income tax purposes. In addition, the Company has recorded a long-term deferred tax liability of $1,172,000. The principal items comprising this liability at January 31, 1994 are as follows (in thousands):


          Differences in methods used to depreciate
          assets for financial reporting and tax
          purposes                                         $ 3,480

          Tax benefit of net operating loss carryforward,
          principally resulting from reorganization under
          Chapter 11                                       (10,951)

          Valuation allowance against tax benefit of net
          operating loss carryforward                        8,643
                                                           -------
                                                           $ 1,172
                                                           =======

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     On November 30, 1990, the Company received a tax assessment from the State of Washington for Business and Occupation (B&O) taxes in the amount of approximately $900,000, including interest and penalties. The tax was assessed against TreeSource, Inc., a wholly-owned subsidiary which acts as the Company's sales agent, based on sales made by TreeSource on behalf of the Company's Washington mills. B&O taxes were in fact paid by the Company's Washington mills on their sales. On April 8, 1993 the Company's request for reconsideration was denied. The Company continues to contest the assessment. A trial is set for April 11, 1994 in the U.S. Bankruptcy Court for the Western District of Washington. Should WTD be ultimately found liable for such taxes, management believes the liability would be discharged pursuant to the Company's Plan of Reorganization in installments ending in 1996.

     The Company is involved in other litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation would not have a material adverse impact upon the Company's consolidated financial condition or results of operations.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Reorganization

     On November 23, 1992, WTD's Second Amended Joint Plan of Reorganization was confirmed by the U.S. Bankruptcy Court for the Western District of Washington. Distributions under the Plan commenced November 30, 1992. An extraordinary gain on debt restructure of about $19.6 million, less a tax provision of $7.6 million, was recognized as a result of the distributions.

     As of November 30, 1992, the Company resumed paying interest on its debt and began paying dividends on its Series A preferred stock. Based upon the current prime rate, interest expense and preferred dividend payments are projected to be approximately $6.6 million and $1.6 million, respectively, in the year ending April 30, 1994. Approximately $0.3 million of such interest expense will not require a cash outlay during that period. Partially offsetting the additional interest expense and dividend payments, the Company no longer incurs legal and professional fees associated with the reorganization proceedings. Such charges totalled $1.8 million in the nine months ended January 31, 1993.

Results of Operations

Overview

     On a quarter-to-quarter basis, the Company's financial results have varied widely, and will continue to vary, due to seasonal fluctuations and market factors affecting the demand for logs, lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. Currency fluctuations affect the forest products industry when exchange rates affect log exports, which in turn influence domestic log prices.

     The industry is also affected by weather conditions and changing timber management policies. Fire danger and excessively dry or wet conditions temporarily reduce logging activity and may increase open market log prices. Timber management policies of various governmental agencies change from time to time, causing actual or feared shortages in some areas periodically. These policies change because of environmental concerns, public agency budget issues, and a variety of other reasons. Therefore, past results for any given year or quarter are not necessarily indicative of future results.

     It is generally the Company's practice to curtail production at facilities from time to time due to conditions which temporarily impair log flow, or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. Management believes its labor practices and compensation systems, as well as a relatively low capital cost in relation to production capacity, give it the flexibility to curtail operations and resume production as conditions warrant.

     Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs. WTD's log inventory policy is to maintain, where possible, a supply equal to three to four weeks of production.

     During the fiscal year ended April 30, 1993, there were significant increases in log costs coupled with record increases in lumber prices. Beginning in April of 1993, the industry experienced a sharp decline in lumber prices from the record high levels reached in March 1993. Log prices did not decline as quickly as those of lumber, resulting in substantially reduced gross margins.

     Since that time, the margin between product prices and log costs has improved. Log supply is currently adequate. Log prices, while very high by historical standards, generally allow a profit margin at current lumber prices. Although there are indications of a sustainable recovery in housing demand, there can be no assurance that the margins recently experienced by the Company will continue or improve.


     The following table sets forth the percentages which certain expenses and income (loss) items bear to net sales, and the period
- -to-period percentage change in each item.





                                                                                                                   Percentage

                                             Income and Expense Items as a Percentage of Net Sales             Increase (Decrease)
                                     -----------------------------------------------------------------      ------------------------
                                                                                                            Three Months Nine Months
                                             Three Months                          Nine Months                  Ended       Ended
                                           Ended January 31,                     Ended January 31,             1/31/94     1/31/94
                                     ---------------------------           ---------------------------           to          to
                                           1994             1993                 1994             1993         1/31/93     1/31/93
                                     ----------       ----------           ----------       ----------      ----------  ----------
Net sales                                 100.0 %          100.0 %              100.0 %          100.0 %       72.4 %      20.5 %
Cost of sales                              86.9             90.9                 90.6             93.6         64.8        16.6
                                     ----------       ----------           ----------       ----------
Gross profit                               13.1              9.1                  9.4              6.4        147.3        76.9

Selling, general and
  administrative expense                    4.5              5.8                  4.6              5.0         31.5        10.0
Reorganization charges                     (0.1)            (1.7)                (0.9)             0.3           NM          NM
                                     ----------       ----------           ----------       ----------
Operating income                            8.8              5.0                  5.8              1.1        201.5       527.2


Interest expense                           (1.9)            (2.3)                (2.4)            (0.7)        42.0       315.5
Miscellaneous                               0.2              0.2                  0.1              0.1         92.3       168.6
                                     ----------       ----------           ----------       ----------

Income before income taxes                  7.0              2.8                  3.5              0.5        326.2       799.2


Provision for income taxes                  2.4              0.6                  1.1              0.2        558.6       638.5
                                     ----------       ----------           ----------       ----------
Income before extraordinary items           4.6              2.2                  2.4              0.3        260.9       901.9

Extraordinary items                          --             40.0                   --             11.7           NM          NM
                                     ----------       ----------           ----------       ----------

Net income                                  4.6 %           42.2 %                2.4 %           11.9 %         NM          NM
                                     ==========       ==========           ==========       ==========

Note: Percentages may not add precisely due to rounding
NM: Not Meaningful


Comparison of Three Months Ended January 31, 1994 and 1993

     Net sales for the three months ended January 31, 1994 increased $36 million (72%) from the three months ended January 31, 1993. This was caused by a 38% increase in lumber prices, a 38% increase in lumber shipments and a 24% increase in chip deliveries.

     Gross profit for the quarter ended January 31, 1994 was 13.1% of net sales, compared to 9.1% of net sales for the quarter ended January 31, 1993. The Company's margin between lumber sales prices and raw materials costs on a unit basis improved by 42% in the third quarter of fiscal 1994 over the comparable period last year. The Company also improved its raw materials utilization 2% and lowered its unit conversion costs by 9%. A portion of the decrease in conversion cost was due to a 46% increase in production.

     Selling, general and administrative (S, G & A) expenses in the three months ended January 31, 1994 increased by $0.9 million (31.5%) from the three months ended January 31, 1993. This increase was principally attributable to increased profit sharing bonus payments resulting from higher pretax profits. S, G & A expenses were 4.5% of net sales in the quarter ended January 31, 1994, compared to 5.8% of net sales in the quarter ended January 31, 1993.

     During the quarter ended January 31, 1994, the Company disposed of certain assets associated with its idle facilities at amounts in excess of their carrying values. This resulted in net gains of about $0.1 million which were recognized as reorganization credits. Reorganization credits in the quarter ended January 31, 1993 principally reflect net gains of about $1.3 million on the disposal of certain idle assets and discharge of associated claims, offset by professional fees associated with the Chapter 11 proceedings.

     Interest expense in the quarter ended January 31, 1994 was $0.5 million higher than in the third quarter of last year. In accordance with AICPA Statement of Position 90-7, the Company did not accrue interest on unsecured and under-secured instruments during the Chapter 11 period which concluded on November 30, 1992. Interest expense in the three months ended January 31, 1993 would have been approximately $0.6 million higher had all contractual interest been accrued.

     In the quarter ended January 31, 1994, the Company adjusted its tax provision to equal 32% of pretax profits for the nine months ended January 31, 1994. No net tax provision was recorded in the quarter ended January 31, 1993 because management did not believe there would be a tax liability for the year ended April 30, 1993.

Comparison of Nine Months Ended January 31, 1994 and 1993

     Net sales for the nine months ended January 31, 1994 increased $35 million (20%) from the nine months ended January 31, 1993.
This was principally caused by a 36% increase in lumber prices, offset by a 2% decrease in lumber shipments and a 10% decrease in chip deliveries. The reduction in chip deliveries was the result of the Company's efforts to improve its raw materials utilization and less log chipping activity. The Company's lumber sales average for the third quarter of fiscal 1994 was 23% greater than in the first quarter.

     Gross profit for the nine months ended January 31, 1994 was 9.4% of net sales, compared to 6.4% of net sales for the nine months ended January 31, 1993. The margin between lumber prices and log costs on a unit basis improved by 33% in the first nine months of fiscal 1994 over the comparable period in fiscal 1993. The Company was able to offset a portion of the increase in its log prices by improving its raw materials utilization 3% over the average for the nine months ended January 31, 1993.

     Selling, general and administrative (S, G & A) expenses in the nine months ended January 31, 1994 increased by $0.8 million (10%) from the nine months ended January 31, 1993. This increase is principally the result of higher profit-sharing bonus payouts stemming from a higher level of pretax profits. S, G & A expenses were 4.6% of net sales in the nine months ended January 31, 1994 and 5.0% of net sales in the nine months ended January 31, 1993.

     During the nine months ended January 31, 1994, the Company disposed of certain assets associated with its idle facilities at amounts in excess of their carrying values. This resulted in net gains of about $1.8 million, which were recognized as reorganization credits. Reorganization charges in the nine months ended January 31, 1993 principally reflect $1.8 million in professional fees associated with the Chapter 11 proceedings, offset by net gains of $1.3 million on the sale of certain idle assets and the settlement of associated liabilities in connection with the Company's Reorganization.

     Interest expense in the nine months ended January 31, 1994 was $3.8 million higher than in the nine months ended January 31, 1993. In accordance with AICPA Statement of Position 90-7, the Company did not accrue interest on unsecured and under-secured instruments during the Chapter 11 period which concluded on November 30, 1992. Interest expense in the nine months ended January 31, 1993 would have been approximately $4.4 million higher had all contractual interest been accrued.

     The Company recorded a tax provision equal to 32% of pretax profits for the nine months ended January 31, 1994. This provision reflects the estimated rate for the fiscal year and expected utilization of net operating loss carryforwards. No tax provision was recorded for the nine months ended January 31, 1993, because management did not believe there would be a tax liability for the year ended April 30, 1993.

Liquidity and Capital Resources

     Substantially all of the Company's assets are pledged as security for its various debt instruments. The Company relies on cash provided by its operations to fund its working capital needs. The Company's Credit and Security Agreement (CSA) requires mandatory prepayments each July 29 to the holders of the Company's senior secured debt if the Company's cumulative operating income exceeds certain specified amounts. Further, the CSA requires that some or all of the proceeds from the sale of certain assets be paid over to holders of the Company's senior secured debt. There can be no assurance that cash provided by the Company's operations and sale of its idle assets will be sufficient to fund its future operations and required debt service.

     During the nine months ended January 31, 1994, the Company's cash and cash equivalents increased by $0.4 million to $2.5 million at January 31. This increase was the result of profitable operating activities, offset by principal payments on long-term debt, the payment of dividends on the Company's Series A preferred stock and deposits made to secure various long-term obligations.

     Capital spending in the first nine months of fiscal 1994 was $2.1 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $1.7 million. The
Company had no material commitments for capital spending at January
31, 1994.

     During the nine months ended January 31, 1994 the Company received aggregate proceeds of $2.0 million on the disposal of certain idle assets. Approximately $1.2 million of these proceeds were used to pay down long-term debt. The Company intends to dispose of its remaining idle assets as promptly as possible.

     Working capital increased by $4.4 million during the first nine months of fiscal 1994, to $43.7 million at January 31. This was the result of profitable operating activity, the net proceeds retained from the sale of idle facilities and a deferred tax asset recorded as a result of implementing Statement of Financial Accounting Standards 109. This increase was partially offset by capital spending, principal payments, dividend payments on the Company's Series A preferred stock, and long-term cash deposits made to secure certain obligations.

                          WTD INDUSTRIES, INC.


                       PART II. OTHER INFORMATION


Item 5.   Other Information

     On January 28, 1994, K. Stanley Martin, Vice President-Finance and Chief Financial Officer of the Company was elected to the WTD Board of Directors, filling the seat vacated by the resignation of Teri E. Engel. At that same date, Robert J. Riecke, Vice President-Administration and a Director of the Company, was elected Secretary of the Corporation.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits.

   The Index to Exhibits is located on page 18.

   (b) No reports on Form 8-K were filed during the three months ended January 31, 1994.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             WTD INDUSTRIES, INC.
                                             (Registrant)


                                        By:  s/ Bruce L. Engel
                                             --------------------
                                             Bruce L. Engel
                                             President
                                        By:  s/ K. Stanley Martin
                                             --------------------
                                             K. Stanley Martin
                                             Vice President-Finance





Dated: March 7, 1994

                               INDEX TO EXHIBITS


                                                         Sequential
                                                         Number
                                                         System
                                                         Page
                                                         Number

2.1 Final form of Registrant's Second Amended Joint Plan of Reorganization dated October 5, 1992, filed with the United States Bankruptcy Court for the Western
             District of Washington. (1)

4.2 Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (2)

4.3          Indenture dated as of November 30, 1992, between
             Registrant and State Street Bank & Trust Company, as
             Trustee, with respect to 8% Senior Subordinated Notes due 2005. (3)

21 Other statements furnished to securities holders with respect to the quarter ended January 31, 1994:
             President's letter excerpted from Interim Report to
             Shareholders for the third quarter of 1994.        19


- -----------------------------------------------------------------

     (1) Incorporated by reference to the exhibit of like number to the Registrant's report on Form 8-K dated November
           23, 1992, previously filed with the Commission.

     (2) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1992, dated December 14,
           1992, previously filed with the Commission.

     (3) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended January 31, 1993, dated March 15,
           1993, previously filed with the Commission.

Report from the President


Dear WTD Shareholders:

     We are pleased to resume, with this issue, quarterly financial reports including a president's letter.

     We are also pleased to announce unusually high earnings for the quarter ended January 31, 1994.

     Quarterly net income of $3.97 million and $0.31 per share are both highest for the third quarter operating results in the history of WTD as a public company.

     The Company's third quarter is historically a difficult earnings period, as low lumber market demand and adverse seasonal operating conditions combine to limit profitability. However, solid construction activity across the country, adequate log supply and relatively good operating conditions combined to provide the basics for a very good earnings period.

     Looking ahead, we are guardedly optimistic. Despite the continuing volatility of log and lumber prices, lumber demand appears to be real as the economy recovers and interest rates remain reasonable. Log supplies look promising as relatively low export demand has combined with the market incentive to harvest private land provided by high domestic log prices.

     We have continued our concentration on increasing mill efficiency through quality control testing and appropriate capital projects. Our mills experienced steady operation during the quarter. We were also able to increase total lumber output by extending hours or adding shifts at some mills. It is our goal to further extend operating hours where log and lumber market conditions allow.

     We believe that our third quarter demonstrates the earnings potential of the facilities with which we emerged from Chapter 11.

     I am happy to announce that K. Stanley Martin, Vice President
- -Finance of the Company, has been elected to the WTD Board of Directors and that Robert J. Riecke has been elected Secretary.

     I would like to express our appreciation for the interest and support of our shareholders and to those of you who have joined this Company since our reorganization, welcome.


                                         Bruce L. Engel
                                         President