Form 10-K
period 1994-04-30
WTD INDUSTRIES INC
filed 1994-07-26
CIK 797543

WTD INDUSTRIES, INC.

United States Securities and Exchange Commission, Washington, D.C.
20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                  Commission file number
April 30, 1994                                    0-16158

WTD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon                                                 93-0832150
(State of Incorporation)     (I.R.S. Employer Identification No.)

10260 S.W. Greenburg Road, Suite 900, Portland, Oregon 97223
(Address of principal executive offices)

Registrant's telephone number, including area code: (503) 246-3440

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)
- - - ------------------------------------------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 1994: $26,328,028.


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of June 30, 1994: Common Stock, no par value: 11,077,074.

                   FORM 10-K TABLE OF CONTENTS
Item No.                                                  Page No.

Part I
1.   Business                                                   3

2.   Properties                                                 7

3.   Legal Proceedings                                          7

4.   Submission of Matters to a Vote of Security Holders        8

Part II
5.   Market for the Registrant's Common Stock and
     Related Stockholder Matters                                9

6.   Selected Financial Data                                   11

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       13

8.   Financial Statements and Supplementary Data               18

9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                    18

Part III
10.  Directors and Executive Officers of the Registrant        19

11.  Executive Compensation                                    22

12.  Security Ownership of Certain Beneficial Owners
     and Management                                            25

13.  Certain Relationships and Related Transactions            25

Part IV
14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K
          (a)(1)   Financial statements                        26
          (a)(2)   Financial statement schedules               26
          (a)(3)   Exhibit Index                               27
          (b)      Reports on Form 8-K                         29


    PART I

Item 1.   BUSINESS

     WTD Industries, Inc. is a forest products company organized in Oregon in 1983, whose subsidiaries manufacture softwood and hardwood lumber, veneer and by-products. WTD Industries, Inc. and its subsidiaries are hereinafter referred to as "WTD" or the "Company." The Company markets its products primarily in the United States and Canada through its subsidiary and sales agent, TreeSource, Inc.

     The Company and its subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code in late January 1991 following extreme adverse conditions in the forest products industry in 1990. WTD emerged from bankruptcy on November 30, 1992 pursuant to the Company's court-approved Second Amended Joint Plan of Reorganization ("Plan") under which it continues to operate.


PRODUCTS AND MARKETS

Softwood Lumber

     The Company manufactures a wide variety of softwood lumber products, predominantly from green (unseasoned) Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 83% of net sales in fiscal 1994, 78% in fiscal 1993, and 77% in 1992.

     The Company sells softwood lumber to a large number of customers, primarily distribution centers and wholesalers.
Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

Other Products

     The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. The Company also has the capacity to produce softwood veneer, a raw wood, thin-layer product which is peeled from logs and sold for use in plywood and laminated veneer lumber. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 11% of net sales in fiscal 1994, 13% in fiscal 1993, and 16% in fiscal 1992.


Distribution and Marketing

     The Company markets, distributes, and arranges transportation for its lumber products through its wholly owned subsidiary and sales agent, TreeSource, Inc. Through TreeSource, the production capabilities of individual mills are coordinated to meet a broad range of customer needs. TreeSource sells primarily through telephone contacts from its office in Portland, Oregon.

     Shipments of wood products are generally made by rail or truck directly from the mill. The Company also makes regular shipments by barge from certain of its mills with access to port facilities to destinations in Southern California and Hawaii. Exports, principally to Canada, do not represent a material portion of the Company's net sales.

     The Company does not attempt to accumulate a large backlog of orders. WTD's general practice is to maintain an order file representing about two to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at April 30, 1994, was $7.2 million compared to $8.9 million at April 30, 1993. Backlog on any particular date may not be indicative of the Company's average backlog, or of net sales or the backlog for any succeeding period.

     No single customer accounted for more than 10% of the Company's net sales during fiscal 1994. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

Timber Supply

     The Company generally purchases timber and logs in sufficient quantities to match the current operating requirements of its mills. Management attempts to maintain log inventories equal to an average of three to four weeks' operating requirements except where seasonal or weather factors necessitate larger volumes. The goals of the Company's procurement strategy are to limit the speculative aspects of timber purchasing and to maintain the Company's adaptability to changing lumber market conditions.

     The Company relies mainly on open market log purchases to supply its raw material needs. It also purchases timber-cutting contracts ("timber contracts"), primarily at public timber sales, and has historically obtained logs to a minor extent from its own fee timberlands. As of April 30, 1994, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, timber contracts and fee timberlands, and total log footage required:

    Year Ended       Open       Timber        Fee        Log
     April 30,      Market     Contracts     Timber  Requirements

     1990            69%        25%            6%    766,000 MBF
     1991            75%        19%            6%    408,000 MBF
     1992            88%         8%            4%    338,000 MBF
     1993            90%         6%            4%    306,000 MBF
     1994            94%         5%            1%    305,100 MBF


     MBF - Thousand Board Feet

     The availability and cost of timber and logs have been, and should continue to be, influenced by a variety of factors, including demand by competitors and exporters, the environmental and harvest policies of federal and state agencies, and, in the long term, the level of reforestation. For further discussion of current industry conditions relating to timber supply, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

     The Company and its subsidiaries had approximately 1,250 employees at June 30, 1994. The Company believes that its relations with employees are good. The Company provides its employees with health insurance, paid holidays and vacation time, and maintains an IRC 401(k) retirement savings plan.


Environmental Regulation

     The Company is subject to federal, state and local waste disposal and pollution control regulations, including air, water and noise pollution, which have required, and are expected to continue to require, additional operating and capital expenditures. The Company believes that it is in substantial compliance with all existing regulations and orders. During fiscal 1994, the Company incurred expenditures of approximately $600,000 for waste disposal and pollution control. Anticipated expenditures for fiscal 1995 are projected to be about $500,000. Expenditures of about $800,000 are anticipated for fiscal 1996, principally for compliance with storm water discharge regulations. It should be noted that various governmental agencies are considering regulations regarding log yard management and disposal of log yard waste. The final regulations may require material expenditures in the future.


Industry Conditions

     The United States lumber industry is highly sensitive to the condition of the nation's economy and tends to experience poor financial results during general economic downturns. In addition, sales tend to increase in the spring and summer months and decline during the fall and winter months in response to seasonal building construction cycles. However, in the last two fiscal years, relatively strong lumber demand occurred in the winter months and relatively weak demand occurred during the spring months. Management believes this situation has occurred because lumber buyers, concerned about supply in light of public timber harvest restrictions, have made defensive purchases before the traditional spring buying period. In addition, demand in the spring of 1994 was muted by the severe winter conditions in the midwestern and eastern portions of the U.S. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.


Competition

     The wood products industry is highly competitive and includes a large number of companies manufacturing relatively standardized products. The principal means of competition in the lumber industry are pricing, product quality, and the ability to satisfy customer needs promptly. The Company feels it competes effectively based on the foregoing factors. Some of WTD's competitors are large, integrated companies with substantially greater total resources than those of the Company. Some of these competitors have a significant base of low-cost fee timberlands and timber contracts. The Company could be at a disadvantage to such competitors since it relies on the open log market to supply the bulk of its raw materials requirements. See the sections entitled "Timber Supply" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.   PROPERTIES

MANUFACTURING FACILITIES (1)
                                                               Thousand Board Feet
                                                            ------------------------
                                                               Fiscal   Est. Annual
                                                                1994     Production
                                                             Production   Capacity
                                                             ----------  ----------
Softwood Lumber
- - - ---------------
Burke Lumber Co., West Burke, Vermont                            46,000      46,000
Central Point Lumber Co., Central Point, Oregon (2)              39,000     110,000
Glide Lumber Products Co., Glide, Oregon                         99,000     125,000
Morton Forest Products Co., Morton, Washington                   54,000      90,000
North Powder Lumber Co., North Powder, Oregon                    54,500      90,000
Pacific Softwoods Co., Philomath, Oregon                         39,700      80,000
Philomath Forest Products Co., Philomath, Oregon                131,700     245,000
Sedro-Woolley Lumber Co., Sedro-Woolley, Washington              40,700     140,000
Spanaway Lumber Co., Tacoma, Washington (2)                      47,300      85,000
Trask River Lumber Co., Tillamook, Oregon (2)                    45,500     120,000
Tumwater Lumber Co., Tumwater, Washington (2)                    44,200      70,000



Hardwood Lumber
- - - ---------------
Pacific Hardwoods-South Bend Co., South Bend, Washington (2)     18,900      19,000


Veneer
- - - ------
Morton Forest Products Co., Morton, Washington                      -0-     100,000  (3)


(1) The machinery and equipment of all facilities are subject to the security interest of certain lenders.

(2) These subsidiaries lease all or a substantial portion of the real property on which the mill is located pursuant to ground leases.

(3) The production at this facility is expressed in thousand square feet, 3/8" basis.



     During its Chapter 11 proceedings and subsequently, the Company disposed of most of the assets of 18 facilities. The
Company continues to own real property from certain former mill sites in California and Oregon.


Item 3.   LEGAL PROCEEDINGS

     On or about January 30, 1991, WTD Industries, Inc. and each of its subsidiaries (see Exhibit 21 for list) filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The proceeding was filed in the United States Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is entitled: "In re Sedro-Woolley Lumber Co., WTD Industries, Inc., TreeSource, Inc., et al.", Case Numbers 91-00707 through 91-00721, 91-00736 through 91-00741, 91-00752 through 91-00756, 91-00773 through 91-00778, and 91-01140 through 91-01149. The Company's Second Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court on November 23, 1992, effective November 30, 1992.

     A lawsuit was filed in the Superior Court of the State of Washington in and for the County of Thurston on March 4, 1987, against Cascade West Forest Products, Inc., now operating as Tumwater Lumber Co. ("Tumwater"), following its acquisition by the Company through a stock purchase from the sole remaining shareholder. The plaintiff, the former majority shareholder of Tumwater, has alleged that the selling shareholder and Tumwater breached certain fiduciary obligations to the plaintiff and committed fraud in connection with the plaintiff's sale of his Tumwater stock to Tumwater. The plaintiff seeks damages in an unspecified amount and placement of the shares of Tumwater stock previously redeemed by Tumwater into escrow pending resolution of the dispute. The selling shareholder has agreed to indemnify the Company against any liability arising out of the lawsuit.
Plaintiff has filed a claim with the Bankruptcy Court and the Company has objected to the claim. A hearing on the objection has been stayed pending resolution of the State Court action as to other parties. Summary judgment against plaintiff has been granted as to most of plaintiff's claims. The matter now is pending before the Washington Court of Appeals.

     On November 30, 1990, the Company received a tax assessment from the State of Washington for Business and Occupation (B&O) taxes in the amount of approximately $900,000, including interest and penalties. The Company contested the assessment in the Bankruptcy Court and by order dated May 19, 1994, the State was awarded a claim in the amount of $82,868.58, which will be paid pursuant to the terms of the Company's Plan of Reorganization. The order allowing the claim became a final order on May 29, 1994 and is no longer subject to appeal.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                             PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Principal Market

     Registrant's Common Stock is traded in the over-the-counter market. Quotations are reported on the National Market System of the National Association of Securities Dealers (NASD). The Company's stock trades under the NASDAQ symbol WTDI. The number of holders of record of WTD Industries, Inc. Common Stock at June 30, 1994 was 753. The Company estimates that the total number of its direct and beneficial shareholders is approximately 5,000.

Stock Price and Dividend Information

     Until March 18, 1994, WTD Common Stock was reported in the
NASDAQ small cap issues section of the NASD. Since March 18, 1994, the Common Stock of WTD has been included in the NASDAQ National
Market System.

     The following tables show the stock price range or the price quotes, as applicable, for the two years ended April 30, 1994:
                                            Stock Quotes
  Fiscal Year Ended                    Bid                Ask
   April 30, 1994                  Low     High       Low     High

  First Quarter                  $1.625   $2.750    $1.750   $2.875
  Second Quarter                 $1.625   $2.125    $1.750   $2.250
  Third Quarter                  $1.625   $2.625    $1.875   $2.750
  Fourth Quarter (1)             $2.375   $3.875    $2.625   $4.125

     (1) Quotes reported for the period February 1, 1994 through March 17, 1994.

  Fiscal Year Ended                     Stock Price Range
   April 30, 1994                  Low                     High

  Fourth Quarter (2)             $2.875                   $4.750

     (2) Prices reported for the period March 18, 1994 through April 30, 1994.

                                            Stock Quotes
  Fiscal Year Ended                    Bid                Ask
   April 30, 1993                  Low     High       Low      High

  First Quarter                  $0.625   $1.875    $1.000   $2.125
  Second Quarter                 $0.625   $1.250    $0.875   $1.500
  Third Quarter                  $0.438   $1.875    $0.563   $2.000
  Fourth Quarter                 $1.438   $2.750    $1.563   $3.000

     The share prices shown are those published by the NASD and represent prices between dealers. They do not include retail markups, markdowns, or commission and, in the case of bid and ask quotes, may not represent actual transactions. Prior to the October 1986 public offering, there was no public trading market for the Common Stock. The prices shown are not adjusted for the four-for-ten reverse split effective December 11, 1992.


     WTD does not pay any cash dividends on its Common Stock. The
Company's various debt instruments restrict the payment of dividends. See Notes 5 and 7 to Consolidated Financial Statements.



Item 6.  SELECTED FINANCIAL DATA

WTD Industries, Inc.
Five-Year Selected Financial Data
(In thousands, except per-share information and ratios)

                                                           Year Ended April 30,
                                      ---------------------------------------------------------
                                           1994        1993        1992        1991        1990
                                      ---------   ---------   ---------   ---------   ---------
Summary of Operations:
Net Sales                              $278,115    $246,887    $213,896    $243,931    $459,901
Cost of sales                           253,732     227,040     195,386     250,468     414,931
                                      ---------   ---------   ---------   ---------   ---------
Gross profit (loss)                      24,383      19,847      18,510      (6,537)     44,970

Selling, general and administrative
 expenses                                12,423      12,615      12,047      20,957      29,660
Reorganization charges (credits)         (2,487)        563       3,272      58,000          --
Restructuring charges                        --          --          --          --       8,297
                                      ---------   ---------   ---------   ---------   ---------
Operating income (loss)                  14,447       6,669       3,191     (85,494)      7,013

Interest expense                         (6,541)     (2,864)       (235)    (10,197)    (11,349)
Other income                                418         151          36         589       1,704
                                      ---------   ---------   ---------   ---------   ---------
Income (loss) before
 income taxes                             8,324       3,956       2,992     (95,102)     (2,632)

Provision for income taxes (benefit)      2,024       1,543       1,167      (9,950)     (1,145)
                                      ---------   ---------   ---------   ---------   ---------
Income (loss) before
 extraordinary items                      6,300       2,413       1,825     (85,152)     (1,487)

Extraordinary items                          --      21,345       1,167          --          --
                                      ---------   ---------   ---------   ---------   ---------
Net income (loss)                        $6,300     $23,758      $2,992    ($85,152)    ($1,487)
                                      =========   =========   =========   =========   =========

Earnings (loss) per share, primary
- - - - before extraordinary items              $0.41       $0.29       $0.73     ($34.17)     ($0.59)
- - - - extraordinary items                        --       $3.46       $0.47          --          --
- - - - net income (loss)                       $0.41       $3.75       $1.20     ($34.17)     ($0.59)
Average shares outstanding (1)           11,433       6,166       2,492       2,492       2,520

Earnings (loss) per share,
 assuming full dilution
- - - - before extraordinary items              $0.41       $0.28       $0.73     ($34.17)     ($0.59)
- - - - extraordinary items                        --       $3.43       $0.47          --          --
- - - - net income (loss)                       $0.41       $3.71       $1.20     ($34.17)     ($0.59)
Average shares and equivalents (1)       11,519       6,231       2,492       2,492       2,520

Cash dividends per common share              --          --          --          --          --

Period End Balances:
Working capital                         $44,796     $39,255     $46,162     $35,069     $43,153
Total assets                             97,100     100,039     113,561     106,038     220,930
Long-term debt (excluding
 current maturities) (3)                 60,587      64,184         519       7,457      89,519
Senior Subordinated Debentures
 due 1997                                    --          --          --          --      22,000
Liabilities subject to
 compromise (2)(3)                           --          --     134,351     126,935          --
Stockholders' equity (deficit)           18,512      13,684     (43,553)    (46,545)     38,607

Selected Financial Ratios:
Net income (loss) to average:
 Total assets                               6.4%       22.2%        2.7%      -52.1%       -0.7%
 Stockholders' equity (deficit)            39.1%         NM          NM          NM        -3.7%
Average stockholders' equity
 to average total assets                   16.3%         NM          NM          NM        19.5%

(1) Restated to reflect effect of four-for-ten reverse split as of November 30, 1992.

(2) Including Senior Subordinated Debentures Due 1997.

(3) During fiscal year 1992, the Company reclassified certain debt obligations between fully secured debt and liabilities subject to compromise.


NM Not Meaningful



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

REORGANIZATION

     The Company and each of its subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on or about January 30, 1991, in the U.S. Bankruptcy Court for the Western District of Washington (the "Bankruptcy Court"). On November 23, 1992, WTD's Second Amended Joint Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court. Distributions under the Plan commenced November 30, 1992 (the "Effective Date"). An extraordinary gain on debt restructure of $19.8 million, less a tax provision of $7.7 million, was recognized in fiscal 1993 as a result of the distributions.

     As of April 30, 1994, the Company had sold substantially all of the facilities that were curtailed at the onset of the Chapter 11 proceedings. The Company intends to dispose of its remaining idle assets, primarily consisting of real estate, as promptly as possible.

RESULTS OF OPERATIONS

Overview

     On a quarter-to-quarter basis, the Company's financial results have and will vary widely, due to seasonal fluctuations and market factors affecting the demand for logs, lumber and other wood products. Therefore, past results for any given year or quarter are not necessarily indicative of future results.

     The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. Currency fluctuations affect the forest products industry when exchange rates spur log exports and drive up domestic log prices, and when a relatively strong U.S. dollar encourages imports of lumber from competing countries.

     The industry is also affected by weather conditions and changing timber management policies. Fire danger and excessively dry or wet conditions temporarily reduce logging activity and may increase open market log prices. Timber management policies of various governmental agencies change from time to time, periodically causing actual or perceived shortages in some areas. These policies change because of environmental concerns, public agency budget issues and a variety of other reasons.

     It is generally WTD's practice to curtail production at facilities from time to time due to conditions which temporarily impair log flow or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. Management believes that WTD's labor practices and compensation systems, as well as a relatively low capital cost in relation to production capacity, give it the flexibility to curtail operations and resume production as conditions warrant. The Company may also permanently close facilities that are determined to lack future profit potential under expected operating conditions.

Raw Materials

     Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs. WTD's log inventory policy is to maintain, where possible, a supply equal to three to four weeks of production.

     During the 1980's, public timber accounted for a significant portion of the supply used by the forest products industry in the Pacific Northwest. On June 22, 1990, the northern spotted owl was listed by the U.S. Fish and Wildlife Service as a threatened species in Oregon, Washington and Northern California. This required the U.S. Forest Service (USFS) and Bureau of Land Management (BLM) to develop plans to protect the owl's habitat, primarily in old-growth timber, by limiting timber harvests on public lands in the Pacific Northwest. This decision resulted from many years of controversy and litigation surrounding the harvest of "old-growth" timber in Oregon, Washington and Northern California. Since that time, new controversies surrounding ecosystem management and species such as the marbled murrelet and various strains of wild salmon have caused the USFS and BLM to further limit timber harvests.

     The USFS and BLM have proposed new policies regarding logging on public lands that would reduce public timber harvests to 20% to 30% of the 1980's harvest levels. However, implementation of the USFS and BLM plans have been delayed by industry and preservationist litigation. This will extend the period before implementation can occur, and may require significant changes to the proposed rules.

     During fiscal years 1992, 1993 and 1994, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. The ability to maintain the present level of operations at the Company's mills depend on a continuing supply of logs from these private sources. The Company's ability to increase production above present levels would be enhanced by an increased availability of timber from public lands in the Northwest.

     The sharp reduction in available timber in the Pacific Northwest has contributed to increased open market log costs. The Company has generally been able to obtain sufficient raw materials for its mills from private sources at prices which ensure a gross margin. However, management anticipates that uncertainty associated with timber supply issues, combined with a continued lack of public timber sale activity, may contribute to further log price volatility. The Company expects that log and lumber markets will continue to experience rapid changes in values due to actual and perceived market conditions throughout fiscal 1995, sometimes resulting in inconsistent relationships between log prices and lumber prices. These changes could result in large swings in the gross margin on lumber produced. The long term impact of this issue cannot be predicted at this time.

Yearly Comparisons

     The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:



                                           Income and Expense Items as a                       Percentage
                                              Percentage of Net Sales                     Increase (Decrease)
                                    ---------------------------------------------    ---------------------------
                                                   Year Ended April 30,                   1994           1993
                                    ---------------------------------------------          vs             vs
                                          1994             1993             1992          1993           1992
                                    ----------       ----------       ----------      ----------      ----------
Net sales                                100.0  %         100.0  %         100.0 %          12.6 %          15.4 %
Cost of sales                             91.2             92.0             91.3            11.8            16.2
                                    ----------       ----------       ----------
Gross profit                               8.8              8.0              8.7            22.9             7.2

Selling, general and
  administrative expenses                  4.5              5.1              5.6            (1.5)            4.7
Reorganization charges (credits)          (0.9)             0.2              1.5              NM              NM
                                    ----------       ----------       ----------
Operating income                           5.2              2.7              1.5           116.6           109.0


Interest expense                          (2.4)            (1.2)            (0.1)          128.4         1,118.7
Miscellaneous                              0.2              0.1               --           176.8           319.4
                                    ----------       ----------       ----------

Income before income taxes                 3.0              1.6              1.4           110.4            32.2

Provision for income taxes                 0.7              0.6              0.5            31.2            32.2
                                    ----------       ----------       ----------
Income before extraordinary items          2.3              1.0              0.9           161.1            32.2

Extraordinary items                         --              8.6              0.5              NM              NM
                                    ----------       ----------       ----------

Net income                                 2.3  %           9.6  %           1.4 %         (73.5)%         694.1 %
                                    ==========       ==========       ==========

NM - Not Meaningful
Note: Percentages may not add precisely due to rounding




Comparison of 1994 to 1993

     Net sales for the year ended April 30, 1994 increased by $31.2 million (13 percent) from the year ended April 30, 1993. This increase was mainly the result of a 23 percent increase in lumber prices and a 2 percent increase in lumber production, partially offset by a 10 percent decline in chip production. The chip production decrease from the prior year resulted from improved raw materials utilization and less whole log chipping activity.

     Gross profit in fiscal 1994 was 8.8 percent of sales versus
8.0 percent of sales in fiscal 1993. Lumber prices received by the Company during fiscal 1994 were, on average, 23 percent higher than in fiscal 1993, while log costs were, on average, 28 percent higher than in the prior year. The Company was able to offset some of the increase in log prices by improving its raw materials utilization by 2 percent.

     Selling, general and administrative (SG&A) expenses in the year ended April 30, 1994 decreased by $0.2 million (1.5 percent) from those of a year earlier. This decrease was the result of ongoing efforts to reduce overhead expenses. SG&A expenses were
4.5 percent of sales in fiscal 1994 versus 5.1 percent of sales in fiscal 1993.

     Reorganization credits in fiscal 1994 primarily reflect gains recognized on the sale of idle assets. Reorganization charges in fiscal 1993 primarily reflect professional fees related to the Chapter 11 proceedings, net of interest income on restricted cash and changes in reserve accounts. See Note 2 to Consolidated Financial Statements.

     Interest expense in the year ended April 30, 1994 was $3.7 million above that incurred in the year ended April 30, 1993. In accordance with AICPA Statement of Position 90-7, the Company did not accrue interest between January 30, 1991 and November 30, 1992 on unsecured and under-secured instruments. Interest expense in fiscal 1993 would have been approximately $3.9 million higher if interest had been accrued for the entire fiscal year under the terms of the obligations issued pursuant to the Plan.

     The Company's tax provision in fiscal 1994 was 24 percent of pretax income, pursuant to the provisions of SFAS Number 109. In accordance with APB 11, the Company in fiscal 1993 recorded a tax provision at statutory rates and an offsetting extraordinary credit due to net operating loss carryforward utilization. See Note 6 to Consolidated Financial Statements.

     In fiscal 1993 the Company recognized an extraordinary gain
(before tax effect) on debt restructure of $19.8 million. See Note 2 to Consolidated Financial Statements.

Comparison of 1993 to 1992

     Net sales for the year ended April 30, 1993 increased by $33.0 million (15 percent) from the year ended April 30, 1992. This increase was mainly the result of a 20 percent increase in lumber prices, partially offset by a 4 percent decline in lumber production, an 11 percent decline in chip production, and a 10 percent decline in veneer production. The production decreases from the prior year were principally caused by reductions in log flow at the Company's Philomath operation and less whole log chipping activity.

Gross profit in fiscal 1993 was 8.0 percent of sales versus 8.7 percent of sales in fiscal 1992. Lumber prices received by the Company during fiscal 1993 were, on average, 20 percent higher than in fiscal 1992, while log costs were, on average, 25 percent higher than in the prior year. The Company was able to offset some of the increase in log prices by improving its raw materials utilization by 4 percent.

     SG&A expenses in the year ended April 30, 1993 increased by $0.6 million (5 percent) from those of a year earlier. This increase was mainly due to increased payroll expense. SG&A expenses were 5.1 percent of sales in fiscal 1993 versus 5.6 percent of sales in fiscal 1992.

     Reorganization charges in fiscal 1993 and 1992 primarily reflect professional fees related to the Chapter 11 proceedings, net of interest income on restricted cash and changes in reserve accounts. See Note 2 to Consolidated Financial Statements.

     Interest expense in the year ended April 30, 1993 was $2.6 million above that incurred in the year ended April 30, 1992. In accordance with AICPA Statement of Position 90-7, the Company did not accrue interest between January 30, 1991 and November 30, 1992 on unsecured and under-secured instruments. Interest expense in fiscal 1992 and 1993 would have been approximately $6.7 million and $3.9 million higher, respectively, if interest had been accrued for all of each fiscal year under the terms of the obligations issued pursuant to the Plan.

     The Company had no effective tax provision or benefit in the years ended April 30, 1992 or 1993. In accordance with APB 11, the Company recorded a tax provision at statutory rates and an offsetting extraordinary income credit due to net operating loss carryforward utilization. See Note 6 to Consolidated Financial Statements.

     In fiscal 1993 the Company recognized an extraordinary gain
(before tax effect) on debt restructure of $19.8 million. This gain was the result of distributions made to settle the Company's prepetition claims pursuant to the Plan.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1994, the Company had net working capital of $44.8 million, or $5.5 million more than at April 30, 1993. The working capital increase was primarily the result of profitable operations and the sale of certain of the Company's idle facilities, offset by capital spending, principal payments on long-term debt, deposits made to secure various long-term obligations, and dividends paid on the Company's Series A preferred stock.

     Cash and cash equivalents increased by $6.0 million during the year ended April 30, 1994, to $8.1 million at year-end.
Approximately $14.5 million of cash was provided by operations, while another $2.0 million was provided by the sale of idle assets.

About $4.2 million was used to repay various debt obligations, and $0.9 million was deposited to secure various long-term obligations.

The Company also paid $1.6 million in dividends to its holders of Series A preferred stock.

     During fiscal 1994, the Company spent $4.1 million for capital improvements to its facilities. Capital spending for the year ending April 30, 1995 is currently projected to be approximately $7 million. The Company had no material commitments for capital additions at April 30, 1994.

     The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. There is no assurance that such cash will be sufficient to fund the Company's operations. Substantially all of the Company's assets are pledged to secure various debt obligations.

     The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of tangible net worth and adjusted cumulative operating income (as defined). See Note 5 to Consolidated Financial Statements. At April 30, 1994 the Company's tangible net worth was $17.5 million compared to $8 million required by the covenant. At that same date, the Company's adjusted cumulative operating income was $21.0 million, compared to $10 million required. The required level of tangible net worth increases to $10 million for the period from May 1, 1994 through
April 30, 1995 and $15 million through April 30, 1998.   The
required level of adjusted cumulative operating income increases to $20 million at August 1, 1994 and $33 million at August 1, 1995. During the year ended April 30, 1994, the Company's adjusted cumulative operating income increased by $14.7 million despite net income of only $6.3 million.

     The Company has no floating rate debt, but the dividend rate on its Series A preferred stock varies based on Bank of America's prime rate in effect at the time the dividends are declared. Based on the prime rate in effect at June 30, 1994, annual preferred dividends would increase by $340,000 from the amount incurred in the year ended April 30, 1994.

     Employers Insurance of Wausau has advised WTD that it will not continue its timber bonding agreement with the Company, but will honor its existing bonds. The Company is seeking alternate bonding sources and is currently providing cash deposits in lieu of bonding.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report which begins at page 26.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are:

        Name         Age           Position
H. Raymond Bingham   48     Director
Scott Christie       45     Director
Bruce L. Engel       53     Director and President
L. Robert Hoffman    41     Vice President
Howard E. Leppla     67     Director
David J. Loftus      52     Treasurer
K. Stanley Martin    52     Director, Vice President-Finance
                               and Chief Financial Officer
Robert J. Riecke     44     Director, Vice President-Administration
                               and General Counsel
James R. Wilson      44     Vice President-Timber
William H. Wright    59     Director


     The composition of the Board of Directors of the Company is determined by Article XII of the Company's Second Amended Joint Plan of Reorganization. The Plan provides that from the Effective Date of the Plan until the Company's 1995 annual meeting of shareholders, the Board of Directors of the Company shall consist of seven individuals, six of whom served as directors prior to the Effective Date, and the seventh to be named by certain creditors of the Company. Mr. Howard E. Leppla was named as director by these creditors. At its annual meeting in calendar year 1995, three Board seats of the Company will be filled by election of the shareholders, including the seat held by Mr. Leppla. At its annual meeting during calendar year 1996, the remaining four Board seats will be filled by election of the shareholders. Except for the seat held by Mr. Leppla, no determination has been made to date as to which individuals will stand for election in 1995 and which will stand in 1996. In the event the Company fails to make a certain number of scheduled dividend payments or if a certain financial ratio covenant violation has occurred and is continuing on its Series A preferred stock, holders of such stock may, under the circumstances and in the manner provided in the Company's Fourth Restated Articles of Incorporation, elect a majority of the Board of Directors by replacing incumbent Board members or increasing the size of the Board.

     H. Raymond Bingham has been a director of the Company since 1988. He is currently executive vice president-chief financial officer of Cadence Design Systems, Inc., a manufacturer of electronic design software. Mr. Bingham was formerly executive vice president and chief financial officer of Red Lion Hotels and Inns, a Vancouver, Washington based hotel chain, a position he held until 1993. Mr. Bingham was also formerly managing director of Agrico Overseas Investment Company where he was in charge of development of industrial projects.

    Scott Christie has been a director of the Company since 1988. Mr. Christie is currently general partner of Christie Capital Management. From 1987 until 1994, Mr. Christie was engaged as an investment advisor for his own account and the account of other individuals. From 1983 until 1987 Mr. Christie was senior vice president of Kidder, Peabody & Co. Incorporated, an investment banking firm. Mr. Christie headed Kidder, Peabody's underwriting team for the Company's initial public offering and 1987 debenture offering.

     Bruce L. Engel, the Company's founder, has been president and a director of the Company since its inception. Mr. Engel, a graduate of the University of Chicago Law School, practiced business and corporate law, including representation of clients in the wood products industry, from 1964 to 1984. Mr. Engel became engaged in sawmill operations in 1981 with the acquisition of a mill in Glide, Oregon, now owned by a subsidiary of the Company. Mr. Engel is involved in various other businesses. Mr. Engel is president and a director of Encore Group, Inc. Mr. Engel is a former executive officer of Kimber of Oregon, Inc., a company which filed a petition under Chapter 7 of the U.S. Bankruptcy Code in January 1991.

     L. Robert Hoffman is vice president of the Company, a position held since January 1988. Mr. Hoffman is responsible for financial reporting and other accounting matters for the Company. From 1985 to 1988, Mr. Hoffman was an assistant vice president specializing in acquisitions and business development for PacifiCorp's international telecommunications subsidiaries. From 1984 to 1985, he was manager of corporate planning for PacifiCorp and from 1983 to 1984 was director of financial services for Nerco, Inc., a company engaged in mining and resource development operations. Mr. Hoffman's earlier experience includes logging and manufacturing management responsibilities for Simpson Timber Company.

     Howard E. Leppla has been a director of the Company since November of 1992. Mr. Leppla's principal occupation is as a private investor. From 1986 until 1989 Mr. Leppla was president and chief executive officer of E T Railcar Corporation. Mr. Leppla was also formerly owner and general agent of Keystone Insurance Agency of Minneapolis, specializing in machinery and equipment coverage, installation coverage, surety bonds and as a risk management consultant.

     David J. Loftus was appointed treasurer of the Company in October 1993 and continues to serve as vice president-finance of TreeSource, the Company's marketing subsidiary, a position he has held since May 1986. As treasurer, Mr. Loftus is primarily responsible for cash management matters and credit and banking relationships. For the eight years prior to joining TreeSource, Mr. Loftus served as the assistant treasurer for a publicly traded company with operations in the forest products industry.

     K. Stanley Martin is vice president-finance of the Company, a position held since September 1983, and has been chief financial officer since April 1991. Mr. Martin has been a director of the Company since January 1994. Mr. Martin is responsible for all
financial affairs of the Company.   For the eleven years prior to
1983, Mr. Martin served as a financial officer for publicly-traded companies having all or a substantial portion of their operations in the forest products industry. Mr. Martin is a certified public accountant.

     Robert J. Riecke became vice president-administration of the Company in May 1989, has been general counsel of the Company since January 1987, assistant secretary from March 1983 until January 1994, and a director of the Company since March 1986. Mr. Riecke was named corporate secretary in January 1994. Mr. Riecke has primary responsibility for the Company's legal, risk management, environmental compliance, investor relations, and human resources functions. From 1976 through 1986, Mr. Riecke was in private law practice. Since 1983, Mr. Riecke has devoted much of his professional endeavors to legal matters relating to the Company and its subsidiaries. Mr. Riecke is a graduate of the University of Illinois School of Law.

     James R. Wilson was appointed vice president-timber of the Company in October 1993. Mr. Wilson has primary responsibility for the Company's timber supply program. Prior to his present position, Mr. Wilson served at both mill and corporate levels of WTD Industries commencing in February 1992. Prior to 1992, Mr. Wilson served as general manager of Estacada Lumber Company, a division of RSG Forest Products. From 1973 to 1984, Mr. Wilson was involved in all phases of the wood products industry with Crown Zellerbach Corporation.

     William H. Wright has been a director of the Company since April of 1992. Mr. Wright has held a variety of management positions in the forest products industry since 1957. He is currently president of Heartwood Consulting Service, which advises forest products clients. From 1989 until 1994 he was president and chief executive officer of Dee Forest Products Inc., a manufacturer of hardboard and related products. From 1984 to 1989 Mr. Wright was general manager of Stevenson Co-Ply Inc., a manufacturer of veneer and plywood.

Reporting of Securities Transactions

     Under the federal securities laws, officers and directors of the Company and persons holding more than 10 percent of the Company's Common Stock are required to report, within specified monthly and annual due dates, their initial ownership in the Company's Common Stock and all subsequent acquisitions, dispositions or other transfers of beneficial interests therein, if and to the extent reportable events occur which require reporting by such due dates. The Company is required to describe in this section whether, to its knowledge, any person required to file such a report may have failed to do so in a timely manner. In this regard, the Company has identified the following persons who may have failed to timely file required reports:

     David J. Loftus                initial filing on Form 3
                                    five days late

     James R. Wilson                initial filing on Form 3
                                    five days late
Item 11.  EXECUTIVE COMPENSATION


                  SUMMARY COMPENSATION TABLE

     The following table shows the cash and non-cash compensation paid by the Company for the last three fiscal years to the chief executive officer and the four other most highly compensated executive officers.


                                                     Annual Compensation
                                                     ------------------
Name and Principal Position                Year      Salary       Bonus
- - - ---------------------------                ----      ------      ------
Bruce L. Engel                             1994    $300,000    $151,936
President                                  1993    $300,000    $100,553
                                           1992    $270,000     $66,057

L. Robert Hoffman                          1994     $77,000     $38,997
Vice President                             1993     $72,042     $32,449
                                           1992     $69,417     $16,788

David J. Loftus                            1994     $76,667     $45,152
Treasurer                                  1993     $69,500     $34,564
                                           1992     $65,725     $26,781

K. Stanley Martin                          1994    $104,250     $51,659
Vice President-Finance and                 1993     $89,958     $39,216
  Chief Financial Officer                  1992     $84,292     $20,385

Robert J. Riecke                           1994    $132,000     $66,853
Vice President-Administration              1993    $123,500     $48,484
  and General Counsel                      1992    $119,000     $28,779



                OPTION GRANTS IN LAST FISCAL YEAR

     No executive officer named above received option grants during the fiscal year ended April 30, 1994.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises for the last fiscal year by the named executive officers and the value of such officers' unexercised options as of April 30, 1994:


                                     Number of Unexercised    Value of Unexercised
                                           Options at         In-the-Money Options
                                         April 30, 1994         at April 30, 1994
                           Shares     --------------------    --------------------
                          Acquired    Exercis-    Unexer-     Exercis-    Unexer-
     Name               or Exercised    able      cisable       able      cisable
   --------             ------------ ----------  ----------  ----------  ----------
Bruce L. Engel                   --     153,600     230,400    $192,210    $288,315

L. Robert Hoffman                --      23,600      11,400     $45,575     $17,813

David J. Loftus               1,000       3,000          --      $6,319          --

K. Stanley Martin                --      20,400      11,400     $38,835     $17,813

Robert J. Riecke                 --      23,600      11,400     $45,575     $17,813





Benefits

     The Company maintains an IRC Section 401(k) retirement savings plan under which employees, including executive officers, are permitted to make salary deferral contributions. Executive officers are not entitled to employer matching contributions pursuant to this plan. The Company pays the costs of administration of the retirement savings plan.

Compensation of Directors

     Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, including committee meetings, plus $750 for each additional meeting attended and $225 for each telephone conference meeting attended or written consent minutes executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. Pursuant to the Company's Stock Option Plan, directors who are not employees of the Company each received initial option grants with respect to 35,000 shares of the Company's Common Stock and are entitled to receive option grants with respect to 10,000 shares in subsequent fiscal years to a maximum aggregate of 80,000 shares. Each director was granted options with respect to 10,000 shares in fiscal 1994.

Executive Bonuses

     Monthly discretionary bonuses are paid to the Company's executive officers, as well as other management and administrative employees, pursuant to the Company's profit sharing bonus plan. The bonuses are based upon net pretax profits and are generally allocated according to base salary level. Bonuses paid to executive officers for services rendered to the Company during the year ended April 30, 1994 are included in the amounts shown in the "Summary Compensation Table."

Stock Option Plan

     In July 1986 the Company adopted a Stock Option Plan ("Option Plan"). The Option Plan was amended by the Company's Chapter 11 Plan of Reorganization to (a) increase to 1,245,900 the number of shares available for grant, (b) provide for the grant of nonqualified stock options, as well as incentive stock options, (c) permit nonemployee agents, consultants, and independent contractors to participate in the Option Plan and (d) provide automatic initial and annual option grants in defined amounts to the Company's non-employee directors. The purpose of the Option Plan is to motivate special achievement by the Company's officers and key employees by encouraging them to acquire an equity interest in the Company.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is composed of Mr. Bingham, Mr. Christie, and Mr. Wright. The
Compensation Committee determines compensation for executive officers, including executive officers who are directors. It also administers the Company's Option Plan.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


     The following table shows beneficial ownership of the Company's Common Stock by each director, shareholders known to the Company to beneficially own more than 5 percent of the Common Stock, by the executive officers named in the Summary Compensation Table, and all directors and officers as a group. Except as otherwise specifically noted, each person noted below has sole investment and voting power with respect to shares indicated.



                                                Amount and Nature
Name and Address of Beneficial Owner            of Beneficial Ownership (1)             Percent
- - - ------------------------------------            -----------------------                --------
INVISTA Capital Management, Inc., a
subsidiary of Principal Mutual Life
Insurance Company
1500 Hub Tower
699 Walnut
Des Moines, Iowa 50309                              828,111                                 7.5%

                                                Amount and Nature
Name of Directors and Executive Officers        of Beneficial Ownership (2)(3)          Percent
- - - ----------------------------------------        -----------------------                --------
H. Raymond Bingham                                   55,000                                 0.5%
Scott Christie                                       45,400                                 0.4%
Bruce L. Engel (4)                                  565,440                                 5.0%
L. Robert Hoffman                                    23,600                                 0.2%
Howard E. Leppla (5)                                645,509                                 5.8%
David J. Loftus                                       4,000                                  --
K. Stanley Martin                                    21,400                                 0.2%
Robert J. Riecke                                     23,600                                 0.2%
William H. Wright                                    33,750                                 0.3%

All directors and executive officers as a
group (10 persons)                                1,419,799                                12.4%

(1) As determined by reference to the beneficial owner's most recent 13 D or G filing.
(2) Beneficial Ownership is calculated as of June 30, 1994.
(3) Includes shares reserved for issuance under options exercisable within 60 days of June 30,
    1994 as follows: Mr. Bingham 45,000; Mr. Christie 45,000; Mr. Engel 153,600; Mr. Hoffman
    23,600; Mr. Leppla 22,500; Mr. Loftus 3,000; Mr. Martin 20,400; Mr. Riecke 23,600;
    and Mr. Wright 33,750.
(4) Mr. Engel shares with his spouse Teri E. Engel voting and investment power as to 411,840 shares beneficially owned.  See Note 3 for details of individual option rights.  Certain of
    Mr. Engel's shares are pledged to third parties in connection with certain personal obligations.

(5) Mr. Leppla shares with his spouse Mary Leppla voting and investment power as to 623,009 shares beneficially owned.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.
                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) (1)   Financial Statements                                Page

     The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

     Report of Independent Certified Public Accountants        31

     Consolidated Statements of Income for the Years
      Ended April 30, 1994, 1993 and 1992                      32

     Consolidated Balance Sheets at April 30, 1994 and 1993    33

     Consolidated Statements of Cash Flows for the Years
      Ended April 30, 1994, 1993 and 1992                      35

     Consolidated Statement of Changes in Stockholders'
      Equity for the Years Ended April 30, 1994,
      1993 and 1992                                            36

     Notes to Consolidated Financial Statements                37

(a) (2)  Financial Statement Schedules

     The following financial statement schedules should be read in conjunction with the consolidated financial statements and notes thereto.

     Report of Independent Certified Public Accountants
      on Financial Statement Schedules                         48

     Schedule V -     Property, Plant and Equipment            49

     Schedule VI -    Accumulated Depreciation of
                      Property, Plant and Equipment            50

     Schedule VIII -  Valuation and Qualifying
                      Reserves                                 51

     Schedule IX -    Short-Term Borrowings                    52

     Schedule X -     Supplementary Income Statement
                      Information                              53


     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     (a) (3)   Exhibit Index                                 Page

2.1            Final form of Registrant's Second Amended
               Joint Plan of Reorganization dated October 5,
               1992, filed with the United States Bankruptcy
               Court for the Western District of Washington. (1)

3.1            Fourth Restated Articles of Incorporation of the
               Registrant adopted November 27, 1992. (1)

3.2            Second Restated Bylaws of the Registrant
               effective November 27, 1992.  (9)

4.2 Credit and Security Agreement dated as of November 30, 1992, between Registrant and
               Principal Mutual Life Insurance Company,
               Aetna Life Insurance Company, The North-western Mutual Life Insurance Company,
               Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (2)

4.3 Indenture dated as of November 30, 1992, between Registrant and State Street Bank and Trust Company, as Trustee, with respect to 8% Senior Subordinated Notes due 2005. (3)

10.1           Amended and Restated 1986 Stock Option Plan
               dated December 30, 1992.  (4)

10.1.2         Form of Stock Option Agreement for directors
               of Registrant.  (9)

10.1.3         Form of Stock Option Agreement for executive
               officers of the Registrant.  (9)

10.2           General Indemnity Agreement dated March 29,
               1984, among the Registrant, Bruce L. Engel
               ("Engel"), Teri E. Engel and Employers
               Insurance of Wausau ("Wausau") and other
               related parties and an Agreement dated
               June 25, 1986, among Wausau, the Registrant,
               Engel and other related parties.  (5)

10.2.1 Letter dated November 18, 1986, from Wausau to the Registrant and General Agreement of Indemnity dated January 19, 1987, among Wausau, the Reg-istrant, Bruce L. Engel and Teri E. Engel. (6)

10.3           Form of Indemnification Agreement for directors,
               officers and certain employees effective January
               30, 1991.  (9)

10.4           Description of Management Profit-Sharing Bonus
               Plan.  (5)

10.61          WTD Industries, Inc. Retirement Savings Plan
               and Trust dated as of May 1, 1989.  (7)

10.62          Amendment No. 1 to WTD Industries, Inc. Retirement
               Savings Plan and Trust Effective May 1, 1989.  (8)

10.63          Amendment No. 2 to WTD Industries, Inc. Retirement
               Savings Plan and Trust adopted May 30, 1991.  (8)

10.64          Amendment No. 3 to WTD Industries, Inc. Retirement
               Savings Plan and Trust adopted June 26, 1992.  (8)

10.65          Amendment No. 4 to WTD Industries, Inc. Retirement
               Savings Plan and Trust adopted April 30, 1993.  (9)

11             Computation of Registrant's Net Income
               Per Common Share                                  54

12.2           Computation of Registrant's Net Income
               (Loss) to Average Total Assets.                   55

12.3           Computation of Registrant's Net Income
               (Loss) to Average Stockholders' Equity
               (Deficit).                                        56

12.4           Computation of Registrant's Average Stock-
               holders' Equity (Deficit) to Average Total
               Assets.                                           57

21             Subsidiaries of the Registrant (list updated
               as of June 30, 1994).                             58

23             Consent of Independent Certified Public
               Accountants.                                      59

     (1) Incorporated by reference to the exhibit of like number to the Registrant's report on Form 8-K dated November 23, 1992.

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

     (4) Incorporated by reference to exhibit 6.0 to the Registrant's Registration Statement on Form S-8 (No. 33-62714) filed with the Commission on May 14, 1993.

     (5) Incorporated by reference to the exhibit of like number to the Registrant's Registration Statement on Form S-1 (No. 33-
7389) filed with the Commission on July 21, 1986, as amended by Amendment Nos. 1 through 3 thereto filed with the Commission on September 3, 1986, October 14, 1986 and October 24, 1986, respectively.

     (6) Incorporated by reference to the exhibit of like number to the Registrant's Registration Statement on Form S-1 (No. 33-12644) filed with the Commission on March 16, 1987, as amended by Amendment Nos. 1 and 2 thereto filed with the Commission on April 1, 1987 and April 24, 1987, respectively.

     (7) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended
April 30, 1989, previously filed with the Commission.

     (8) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended
April 30, 1992, previously filed with the Commission.

     (9) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended
April 30, 1993, previously filed with the Commission.

     Except for instruments already filed as exhibits to this Form 10-K, the Registrant agrees to furnish the Commission upon request a copy of each instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries, the amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

     Other exhibits listed in Item 601 of Regulation S-K are not applicable.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
April 30, 1994.
                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTD Industries, Inc.
(Registrant)



By:  s/ Bruce L. Engel
Bruce L. Engel
President
July 15, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



s/ Bruce L. Engel                          s/ K. S. Martin
Bruce L. Engel                             K. Stanley Martin
President (Principal Executive Officer)    Vice President-Finance
and Director                               (Principal Financial
                                           and Accounting
                                           Officer) and Director




s/ H. Raymond Bingham                      s/ Scott Christie
H. Raymond Bingham, Director               Scott Christie, Director


s/ Howard E. Leppla                        s/ William H. Wright
Howard E. Leppla, Director                 William H. Wright, Director

s/ Robert J. Riecke
Robert J. Riecke
Vice President-Administration and
Director


     Each of the above signatures is affixed as of July 15, 1994.




        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders
WTD Industries, Inc.


We have audited the accompanying consolidated balance sheets of WTD Industries, Inc. and subsidiaries (the "Company") as of April 30, 1994 and 1993, and the related consolidated statements of income, cash flows and changes in stockholders' equity, for each of the years in the three-year period ended April 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTD Industries, Inc. and subsidiaries as of April 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1994, in conformity with generally accepted accounting principles.



                              /s/ Moss Adams
                              -----------------------------------
                              MOSS ADAMS



Beaverton, Oregon
June 10, 1994

                                           WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF INCOME
                                          (In Thousands, Except Per-Share Data)

                                                       YEAR ENDED APRIL 30,
                                    -----------------------------------------------------------
                                       1994                     1993                    1992
                                    ----------               ----------              ----------
NET SALES                          $   278,115              $   246,887             $   213,896

COST OF SALES                          253,732                  227,040                 195,386
                                    ----------               ----------              ----------
GROSS PROFIT                            24,383                   19,847                  18,510

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               12,423                   12,615                  12,047
REORGANIZATION CHARGES (CREDITS)        (2,487)                     563                   3,272
                                    ----------               ----------              ----------
OPERATING INCOME                        14,447                    6,669                   3,191

OTHER INCOME (EXPENSE)
   Interest                             (6,541)                  (2,864)                   (235)
   Miscellaneous                           418                      151                      36
                                    ----------               ----------              ----------
                                        (6,123)                  (2,713)                   (199)
                                    ----------               ----------              ----------
INCOME BEFORE INCOME TAXES               8,324                    3,956                   2,992

PROVISION FOR INCOME TAXES               2,024                    1,543                   1,167
                                    ----------               ----------              ----------
INCOME BEFORE
  EXTRAORDINARY ITEMS                    6,300                    2,413                   1,825

EXTRAORDINARY ITEMS
  Gain on debt restructure, net of
   tax provision of $7,700                  --                   12,102                      --
  Tax benefit of NOL carryforward           --                    9,243                   1,167
                                    ----------               ----------              ----------
                                            --                   21,345                   1,167
                                    ----------               ----------              ----------
NET INCOME                               6,300                   23,758                   2,992

PREFERRED DIVIDENDS                      1,616                      647                      --

                                    ----------               ----------              ----------
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS              $     4,684              $    23,111             $     2,992
                                    ==========               ==========              ==========

NET INCOME PER
  COMMON SHARE-PRIMARY
   Income before
     extraordinary items                 $0.41                    $0.29                   $0.73
   Extraordinary items                      --                     3.46                    0.47
                                      --------                 --------                --------
                                         $0.41                    $3.75                   $1.20
                                      ========                 ========                ========

NET INCOME PER
  COMMON SHARE-FULLY DILUTED
   Income before
     extraordinary items                 $0.41                    $0.28                   $0.73
   Extraordinary items                      --                     3.43                    0.47
                                      --------                 --------                --------
                                         $0.41                    $3.71                   $1.20
                                      ========                 ========                ========

              The accompanying notes are an integral part of these consolidated financial statements.



                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                     (In Thousands)


                                                                          APRIL 30,
                                                             ----------------------------------
                                                                1994                    1993
                                                             ----------              ----------
CURRENT ASSETS
   Cash and cash equivalents                                $     8,101             $     2,124
   Accounts receivable, net                                       8,634                  19,583
   Inventories                                                   26,796                  18,322
   Prepaid expenses                                               3,145                   2,399
   Deferred tax asset                                             2,197                      --
   Timber, timberlands and
     timber-related assets                                       11,743                  18,998
                                                             ----------              ----------
      Total current assets                                       60,616                  61,426


NOTES AND ACCOUNTS RECEIVABLE                                       121                     161

TIMBER AND TIMBERLANDS                                              845                     847

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                           2,602                   2,572
   Buildings and improvements                                    10,067                   9,953
   Machinery and equipment                                       60,148                  59,553
                                                             ----------              ----------
                                                                 72,817                  72,078

   Less accumulated depreciation                                 42,001                  37,839
                                                             ----------              ----------
                                                                 30,816                  34,239

   Construction in progress                                       1,361                     493
                                                             ----------              ----------
                                                                 32,177                  34,732

IDLE ASSETS                                                         350                     974
   Less costs of disposal                                            82                     574
                                                             ----------              ----------
                                                                    268                     400

OTHER ASSETS                                                      3,073                   2,473
                                                             ----------              ----------

                                                            $    97,100             $   100,039
                                                             ==========              ==========

              The accompanying notes are an integral part of these consolidated financial statements.




                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                        (In Thousands, Except Share Information)



                                                                          APRIL 30,
                                                             ----------------------------------
                                                                1994                    1993
                                                             ----------              ----------
CURRENT LIABILITIES
   Accounts payable                                         $     3,361             $     7,390
   Accrued expenses                                               7,656                   8,549
   Reserve for disputed and unallowed
     pre-petition claims                                            290                   1,204
   Income taxes payable                                             283                      --
   Timber contracts payable                                       2,292                   2,695
   Current maturities of long-term debt                           1,938                   2,333
                                                             ----------              ----------
      Total current liabilities                                  15,820                  22,171


DEFERRED INCOME TAXES PAYABLE                                     2,181                      --

LONG-TERM DEBT, less current maturities                          60,587                  64,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value;
     10,000,000 shares authorized:
       Series A                                                  20,654                  20,581
       Series B                                                     333                   5,756
   Common Stock, no par value                                    28,617                  23,123
   Additional paid-in capital                                        15                      15
   Retained deficit                                             (31,107)                (35,791)
                                                             ----------              ----------
                                                                 18,512                  13,684
                                                             ----------              ----------

                                                            $    97,100             $   100,039
                                                             ==========              ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)

                                                                               YEAR ENDED APRIL 30,
                                                             ---------------------------------------------------------
                                                                1994                    1993                   1992
                                                             ----------              ----------             ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                $     6,300             $    23,758           $      2,992
  Adjustments to reconcile net income to
     cash provided by (used for) operations:
   Depreciation, depletion and amortization                       8,146                  13,124                  8,178
   Deferred income tax                                              (16)                     --                     --
   Reorganization charges                                        (2,487)                    563                    898
   Gain on debt restructure, before
     income tax provision                                            --                 (19,802)                    --
   Accounts receivable                                           10,949                  (4,795)                (5,404)
   Inventories                                                   (8,474)                  2,974                 (8,963)
   Prepaid expenses                                                (746)                    208                  1,285
   Income tax refund receivable                                      --                      --                  6,317
   Timber, timberlands and
     timber-related assets - current                              5,691                  (7,975)                (3,472)
   Accruals and payables                                         (5,196)                 (6,449)                 6,409
   Income taxes payable                                             283                      --                     --
                                                             ----------              ----------             ----------
     Cash provided by operating activities                       14,450                   1,606                  8,240
                                                             ----------              ----------             ----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivable                                      (1)                     63                     10
  Net reductions of (additions to) timber
    and timberlands                                                  13                    (155)                (1,137)
  Acquisition of property, plant and equipment                   (4,066)                 (5,319)                (3,410)
  Proceeds from sale of securities                                   --                      --                      8
  Cost of holding idle facilities                                  (125)                   (996)                (2,860)
  Proceeds from sale of idle facilities                           2,013                   4,819                  5,324
  Other investing activities                                        281                     207                    552
                                                             ----------              ----------             ----------
     Cash used for investing activities                          (1,885)                 (1,381)                (1,513)
                                                             ----------              ----------             ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                 --                      --                    142
  Principal payments on long-term debt                           (4,190)                 (9,646)                  (369)
  Other assets                                                     (853)                    (33)                  (696)
  Restricted cash                                                    --                   7,606                 (5,453)
  Dividends paid on preferred stock                              (1,616)                   (776)                    --
  Issuance of Common Stock                                           71                      10                     --
                                                             ----------              ----------             ----------
     Cash used for financing activities                          (6,588)                 (2,839)                (6,376)
                                                             ----------              ----------             ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  5,977                  (2,614)                   351

CASH BALANCE AT BEGINNING OF YEAR                                 2,124                   4,738                  4,387
                                                             ----------              ----------             ----------
CASH BALANCE AT END OF YEAR                                 $     8,101             $     2,124           $      4,738
                                                             ==========              ==========             ==========
CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                       $7,229                  $2,628                    $87
  Income taxes                                                   $1,742                      --                ($6,317)

              The accompanying notes are an integral part of these consolidated financial statements.

                                        WTD INDUSTRIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   (In Thousands)

<CAPTION
                                SERIES A           SERIES B
                             PREFERRED STOCK    PREFERRED STOCK     COMMON STOCK    ADDITIONAL  RETAINED     STOCKHOLDERS'
                            ----------------   ----------------   -----------------   PAID-IN   EARNINGS        EQUITY
                            SHARES  AMOUNT     SHARES  AMOUNT     SHARES   AMOUNT     CAPITAL   (DEFICIT)      (DEFICIT)
                            ------ ---------   ------ ---------   ------- --------- ---------- -----------   ------------
Balance at April 30, 1991      --         --      --         --    6,229    $15,205        $15   ($61,765)       ($46,545)

Net income                     --         --      --         --       --         --         --      2,992           2,992
                            ------ ---------   ------ ---------   ------- --------- ---------- -----------   ------------
Balance at April 30, 1992      --         --      --         --    6,229     15,205         15    (58,773)        (43,553)

Four-for-ten reverse split     --         --      --         --   (3,737)        --         --         --              --

Shares issued pursuant
   to reorganization plan     269     20,581     197     10,730    1,869      2,934         --         --          34,245

Shares converted               --         --     (91)    (4,974)   3,176      4,974         --         --              --

Stock options exercised        --         --      --         --       11         10         --         --              10

Dividends paid                 --         --      --         --       --         --         --       (776)           (776)

Net income                     --         --      --         --       --         --         --     23,758          23,758
                            ------ ---------   ------ ---------   ------- --------- ---------- -----------   ------------

Balance at April 30, 1993     269     20,581     106      5,756    7,548     23,123         15    (35,791)         13,684

Shares issued pursuant
   to reorganization plan       1         73      --         --       --         --         --         --              73

Shares converted               --         --    (100)    (5,423)   3,464      5,423         --         --              --

Stock options exercised        --         --      --         --       49         71         --         --              71

Dividends paid                 --         --      --         --       --         --         --     (1,616)         (1,616)

Net income                     --         --      --         --       --         --         --      6,300           6,300
                            ------ ---------   ------ ---------   ------- --------- ---------- -----------   ------------

Balance at April 30, 1994     270    $20,654       6       $333   11,061    $28,617        $15   ($31,107)        $18,512
                            ====== =========   ====== =========   ======  =========  =========  =========    ============

               The accompanying notes are an integral part of these consolidated financial statements.


              WTD INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation and operations - The consolidated financial statements include the accounts of WTD Industries, Inc. and its wholly owned subsidiaries (hereinafter "WTD" or "the Company"). All significant intercompany accounts and transactions have been eliminated.

     Temporary cash investments and trade receivables potentially subject the Company to concentrations of credit risk. The Company places its temporary cash investments with high credit-quality financial institutions, and by policy limits the amount of credit exposure to any one institution. The Company reviews a customer's credit history before extending credit and consistently evaluates its accounts receivable. Concentrations of credit risk on trade receivables are limited due to the Company's large number of customers and their widely varying locations. Generally, the Company does not require collateral or other security to support its trade receivables.

     The Company is engaged in one industry segment, the manufacture and sale of wood products. Sales are predominantly in the United States; export sales are not material. During the year ended April 30, 1994, WTD had no sales to any one customer in excess of 10 percent of net sales. During the year ended April 30, 1993, the Company had sales to one major customer of $32,162,000, or 13 percent of net sales. The loss of any one customer would not, in the opinion of management, have a material adverse impact on the financial results of the Company.

     WTD has from time to time utilized futures contracts to minimize the Company's exposure to adverse movements in the log and lumber markets. This activity has not been significant in the past and the Company had no material futures position at April 30, 1994.

     Cash and cash equivalents - Financial instruments with a maturity of three months or less are considered to be cash equivalents.

     Accounts receivable - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $658,000 and $639,000 at April 30, 1994 and 1993, respectively.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):


                                                   APRIL 30,
                                             1994            1993
                                           --------        --------
          Logs                             $ 11,777        $  7,569
          Lumber                             13,818           9,515
          Supplies                            1,201           1,238
                                           --------        --------
                                           $ 26,796        $ 18,322
                                           ========        ========


     At April 30, 1994 and 1993, $3,094,000 and $4,671,000,
respectively, of log inventory was valued at market, which represented reductions of $19,000 and $878,000, respectively, from cost. At both April 30, 1994 and 1993, all lumber inventory was valued at market, which represented reductions of $2,511,000 and $3,184,000, respectively, from cost.

     Property, plant and equipment - Property, plant and equipment of the Company's facilities are stated at cost. For financial reporting purposes, the Company uses the units-of-production method for computing depreciation over the estimated useful lives of assets, ranging from ten to thirty years for buildings and improvements, and three to ten years for machinery and equipment.

     Idle assets - Property, plant and equipment of the Company's idle facilities are carried at their estimated net realizable values, including a reserve for estimated holding and disposal costs.

     Timber and timberlands - Timber and timberlands are stated at the lower of aggregate cost or estimated disposal value, less the amortized cost of timber harvested. The portion of the cost attributable to standing timber is charged against income as timber is cut, at rates determined periodically based on the relationship between unamortized timber value and the estimated volume of recoverable timber. The costs of roads and land improvements are capitalized and amortized over their economic lives. The Company classifies timber and timber-related assets as current or long-term assets based upon expected harvest and disposal plans.

     Timber-cutting contracts - The Company purchases timber under various types of contracts. Certain contracts, for which the total purchase price is fixed, are recorded as assets along with the related liability at the date acquired. The remaining contracts, for which the total purchase price depends on the volume of timber removed, are considered to be commitments (as discussed in Note 9) and are not recorded until the timber is removed.

     Income taxes - Income taxes are provided for transactions in the year in which they are reflected in earnings, even though they may be reported for tax purposes in a different year. The resulting difference between taxes charged to operations and taxes paid is reported as deferred income taxes. Tax credits are recognized in the year utilized, using the flow-through method. Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes". No gain or loss was recorded as a result of implementing this pronouncement. (See Note 6.)


     Net income per common share - This computation is based on net income less preferred dividends for the period, divided by the weighted average number of shares of Common Stock and equivalents assumed to be outstanding during the period. Anti-dilutive Common Stock equivalents are excluded from the calculations. Net income per common share for the year ended April 30, 1992 has been restated to reflect a four-for-ten "reverse" common stock split which occurred on November 30, 1992. For purposes of primary earnings per share, weighted average shares of 11,433,000, 6,166,000 and 2,492,000 were used for the years ended April 30, 1994, 1993 and 1992, respectively. For purposes of fully diluted earnings per share, weighted average shares of 11,519,000, 6,231,000 and 2,492,000 were used for the years ended April 30, 1994, 1993 and 1992, respectively. The weighted average number of common shares and equivalents for both primary and fully diluted purposes in the years ended April 30, 1994 and 1993 includes 213,000 and 2,367,000 shares, respectively, assumed from the potential conversion of Series B preferred stock.


NOTE 2  - REORGANIZATION CHARGES (CREDITS)

     On or about January 30, 1991, the Company and each of its subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code. On November 23, 1992, the U.S. Bankruptcy Court for the Western District of Washington (the "Bankruptcy Court") confirmed the Company's Second Amended Joint Plan of Reorganization (the "Plan"), effective November 30, 1992 (the "Effective Date"). Under the Plan, the Company discharged substantially all of its outstanding prepetition liabilities through cash payments, abandonment of assets, and issuance of replacement debt, Series A and Series B preferred stock and new Common Stock. The Company also recorded a $19.8 million ($12.1 million net of income tax provision) extraordinary gain on debt restructure as a result of the Plan. Existing common shareholders retained 2.5 million shares, or approximately 57 percent of the outstanding common shareholder interest after recognition of a four-for-ten "reverse" common stock split and issuance of 1,868,800 shares of new Common Stock. The interest of the original common shareholders will be further reduced to 22 percent if all Series B preferred stock were converted into common shares (see Note 7).

     In fiscal 1991, the Company reduced the scope of its operations. To reflect this event, management reduced the value of assets associated with eighteen of the Company's facilities to estimated net realizable value and established certain reserves for expenses related to the cost of holding and disposing of such facilities. This resulted in reorganization charges of $58 million in fiscal 1991. In fiscal years 1992, 1993 and 1994, the Company sold idle assets and settled obligations at amounts which varied from their original estimated net realizable amounts. Reorganization charges in fiscal years 1992 and 1993 principally reflect changes made to these estimated amounts, net gains recorded on the disposal of certain idle assets, and professional fees associated with the bankruptcy proceedings. Reorganization credits in fiscal 1994 primarily related to gains recognized on the sale of idle facilities at amounts in excess of their originally estimated net realizable values. The Company's remaining idle assets are valued at amounts which management believes approximate their current net realizable values.


NOTE 3  - TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

     The following summarizes the components of timber, timberlands and timber-related assets (in thousands):

                                                     APRIL 30,
                                                 1994        1993
                                               --------    --------
     Timber held under contract                $  6,730    $  8,721
     Timber, timberlands and timber deposits      4,936      10,094
     Logging roads (at amortized cost)               77         183
                                               --------    --------
                                               $ 11,743    $ 18,998
                                               ========    ========

     Timber and timberlands, long-term         $    845    $    847
                                               ========    ========

     Timber held under contract is comprised of various public and private timber contracts representing approximately 19 million board feet (MMBF) at April 30, 1994 and 33 MMBF at April 30, 1993. Outstanding obligations relating to these contracts at April 30, 1994 and 1993, were $2,292,000 and $2,695,000, respectively.


NOTE 4  - ACCRUED EXPENSES

     The following is a summary of the components of accrued expenses (in thousands):

                                                     APRIL 30,
                                                 1994        1993
                                               --------    --------
     Payroll and related items                 $  5,442    $  5,135
     Freight payable                                868       1,124
     Other                                        1,346       2,290
                                               --------    --------

                                               $  7,656    $  8,549
                                               ========    ========

NOTE 5  -      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                   APRIL 30,
                                                            -----------------------
                                                                1994        1993
                                                            ----------- -----------
Senior secured debt, bearing interest at 10%; principal
payable in quarterly installments of $400 beginning
March 15, 1995, then quarterly installments of $1,000
beginning March 15, 1999, and a final payment in
December 2004; secured by substantially all assets of
the Company not otherwise encumbered.                           $56,894     $58,556

Secured notes, interest at rates from 8.8% to 11%;
payable on various dates; secured by various assets.              1,931       3,085

Priority notes, payments of $217 annually over two year
term and then payments of $17 annually over the
following two years, plus interest at 8.3%; senior to all
other unsecured obligations.                                        468         610

Unsecured Senior Subordinated Notes, net of discount
of $624 ($945 at April 30, 1993); 8% coupon, effective
interest rate of 13.3%; semi-annual interest payments
each June 30 and December 31; principal due in full
June 30, 2005.                                                    1,435       2,055

Other unsecured debt, net of discount of $592 ($904 at
April 30, 1993); payable in equal annual installments of
$478; non-interest bearing; effective interest rate of
12.3%.                                                            1,797       2,211
                                                            ----------- -----------
                                                                $62,525     $66,517

Less current maturities                                          (1,938)     (2,333)
                                                            ----------- -----------

                                                                $60,587     $64,184
                                                            =========== ===========



     The Company's debt agreements include covenants for maintaining specified levels of income, cash flow, working capital, and collateral coverage. These agreements also impose certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. Included in these covenants is the requirement to maintain tangible net worth of $8 million at April 30, 1994, and adjusted cumulative operating income (as defined) of $10 million. At April 30, 1994, the Company's tangible net worth and adjusted cumulative operating income were $17.5 million and $21.0 million, respectively. These debt covenants contain escalation provisions in fiscal 1995 and over the term of the agreement. At May 1, 1994, the tangible net worth covenant increases to $10 million. The adjusted cumulative operating income covenant increases to $20 million at August 1, 1994, and $33 million at August 1, 1995. During the year ended April 30, 1994, the Company's adjusted cumulative operating income increased by $14.7 million despite net income of only $6.3 million.


     In accordance with the Company's agreements associated with its senior secured debt, mandatory additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1994.

     Future minimum repayments under the terms of the debt are as follows (in thousands):

               1995                $  1,938
               1996                   2,958
               1997                   1,961
               1998                   2,003
               1999                   2,695
               thereafter            50,970
                                   --------
                                   $ 62,525
                                   ========

NOTE 6  - PROVISION FOR INCOME TAXES

     Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) Number 109, "Accounting for Income Taxes." This statement mandates the asset and liability approach to determining income tax provision or benefit. Deferred income tax benefits and liabilities are recognized for the tax consequences of temporary differences in the carrying value of assets and liabilities for financial reporting and income tax purposes. The cumulative effect of adopting SFAS Number 109 as of May 1, 1993 was not material. The Company's prior year financial statements have not been restated for the provisions of this pronouncement. The federal and state income tax provision consists of the following (in thousands):

                                        YEAR ENDED APRIL 30,
                                  --------------------------------
                                    1994        1993        1992
                                  --------    --------    --------

  Income before income taxes      $  8,324    $  3,956    $  2,992

  Income tax provision:
     Federal                      $  1,984    $  1,345    $  1,017
     State                              40         198         150
                                  --------    --------    --------
                                  $  2,024    $  1,543    $  1,167
                                  ========    ========    ========

     Current                      $  2,040    $    --     $    --
     Deferred                          (16)        --          --
                                  --------    --------    --------
                                  $  2,024    $    --     $    --
                                  ========    ========    ========


     The fiscal 1993 and 1992 tax provisions were calculated at statutory rates and the estimated benefits of net operating loss
(NOL) carryforwards were recognized as extraordinary items. The tax benefit of NOL carryforwards in fiscal 1993 includes $7.7 million associated with the extraordinary gain on debt restructure.

     The income tax provision in fiscal 1993 and 1992 differs from the amount computed by applying the federal statutory rate principally as a result of state income taxes. The income tax provision in fiscal 1994 differs from the amount computed by applying the federal statutory rate principally as a result of recognizing the tax benefits of NOL carryforwards.

     SFAS Number 109 requires that all current deferred tax assets and liabilities be grouped and reported as one amount and that all noncurrent deferred tax assets and liabilities be grouped and
reported as one amount.   Classification as current or noncurrent
is based upon the classification of the related asset or liability for financial reporting. For deferred tax amounts that do not relate to an asset or liability for financial reporting, classification is to be based upon the expected utilization. At April 30, 1994, deferred tax assets and liabilities were comprised of the following (in thousands):

     Current Deferred Tax Assets:
     Non-deductible accruals                           $  1,953
     Reserves for doubtful accounts and discounts           244
     Tax benefit of net operating loss carryforward      11,028
     Valuation allowance against tax benefit of net
      operating loss carryforward                       (11,028)
                                                       --------
                                                          2,197

     Non-Current Deferred Tax Liabilities:
     Differences in depreciation and capitalization
      of assets for financial reporting and tax
      purposes                                           (2,181)
                                                       --------
     Net deferred tax asset                            $     16
                                                       ========

     The Company has NOL carryforwards of approximately $27 million for regular federal income tax, $25 million for alternative minimum tax and $28 million for state tax purposes. These net operating losses will expire in 2006 and 2007. As a result of the Company's reorganization as discussed in Note 2, the amount of NOL which can be utilized is limited to approximately $3.3 million in fiscal 1994 and $2.3 million in each succeeding year. While management believes that some or all of the NOL carryforwards will be utilized in future periods, the volatility of the Company's operating environment and a desire to be conservative in the adoption of SFAS Number 109 has resulted in the recognition of a valuation allowance for the full amount of the future benefit associated with NOL carryforwards.


NOTE 7  - STOCKHOLDERS' EQUITY

     Stockholders' equity at April 30, 1994 consists of the following:

     Series A preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 269,636 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A preferred stock will be granted voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments.

     Series B preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 6,111 shares issued and outstanding; limited voting rights; convertible into 212,693 shares of Common Stock; dividends payable only if paid on the Company's Common Stock; redeemable at original issue price plus accrued dividends at the option of the Board of Directors after all Series A preferred stock has been redeemed.

     Common Stock, no par value; 40,000,000 shares authorized; 11,061,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,273,767 shares if the remaining outstanding Series B preferred stock is converted to Common Stock.


NOTE 8  - STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS

     All then-outstanding options under the Company's Stock Option Plan ("Option Plan") were canceled effective October 1, 1992. Effective December 30, 1992, the Option Plan was amended and restated, and new options were granted. Non-qualified stock options may be granted to directors, independent contractors, consultants, and employees, and incentive stock options may be granted to employees, to acquire up to 1,245,900 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The Option Plan terminates on July 11, 1996, or such earlier time as the Board of Directors may determine. The Option Plan provides for incremental vesting based upon the optionee's period of service with the Company and is administered by the Compensation Committee of the Board of Directors.

     Following is a summary of the activity with respect to the Option Plan for the year ended April 30, 1994:


                                                                             Non-Employee
                                                Employee Stock Options       Stock Options
                                                ----------------------- -----------------------
                                                   Option    Number of     Option    Number of
                                                   Price       Shares      Price       Shares
                                                ----------- ----------- ----------- -----------
Shares under option at April 30, 1993               $.95625
                                                   to $3.00     646,200       $1.50     140,000

  Options granted May 3, 1993                         $3.00     119,600       $3.00      40,000

  Options exercised                                 $.95625
                                                   to $1.50     (60,800)                     --

  Options cancelled                                 $.95625
                                                   to $3.00     (54,600)                     --
                                                            -----------             -----------
Shares under option at April 30, 1994                           650,400                 180,000
                                                            ===========             ===========

Shares exercisable at April 30, 1994                            306,120                 146,250
                                                            ===========             ===========

     Options for 354,700 shares remain available for grant. The balance of the options will have an exercise price of the greater of $3.00 per share or an amount per share determined by the Plan Administrator, but not less than 85 percent of the fair market value of the Company's Common Stock on the date of grant.

     The Company maintains a weekly discretionary bonus program for its mill workers based on the performance of each production shift at individual mills. The bonus program for mill workers is designed to reward productivity, safety and regular attendance.
The Company also has a monthly discretionary profit sharing bonus program for management and administrative employees. Profit sharing bonuses are based on net pre-tax profits and are generally allocated according to base salary level. Amounts paid under all bonus programs were approximately $8,500,000, $7,400,000, and $7,800,000 in fiscal years 1994, 1993 and 1992, respectively.

     The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute 2 percent to 20 percent of their compensation. The Company matches contributions of employees participating in the Production/Safety/Attendance Bonus program on a monthly basis in an amount as determined from time to time by the Board of Directors. Salaried employees are not generally entitled to matching contributions. During the years ended April 30, 1994, 1993 and 1992 the Company incurred expenses for matching contributions and plan administration of $391,000; $402,000; and $338,000; respectively. Company contributions to this plan are funded on a current basis.

NOTE 9  - COMMITMENTS AND CONTINGENCIES

     (a) Timber commitments - At April 30, 1994, the Company had contracts to purchase approximately 26 MMBF of timber from the U.S. Forest Service and others for an estimated stumpage cost of $9.3 million. Deposits were made on these contracts and additional payments are required as timber is removed. The Company intends to harvest the remaining timber under these contracts prior to April 30, 1995.

     (b) Leases - At April 30, 1994, the Company had future minimum rental commitments for new or assumed operating leases as follows: 1995 - $950,000; 1996 - $779,000; 1997 - $317,000; 1998
- - - - $253,000; 1999 - $245,000; thereafter - $292,000.

     Total rental expense for all leases was $1,131,000, $1,199,000 and $1,219,000 for the years ended April 30, 1994, 1993 and 1992, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

     (c) Litigation - On November 30, 1990, the Company received a tax assessment from the State of Washington for Business and Occupation (B&O) taxes in the amount of approximately $900,000, including interest and penalties. The tax was assessed against TreeSource, Inc., a wholly owned subsidiary which acts as the Company's sales agent, based on sales made by TreeSource on behalf of the Company's Washington mills. B&O taxes were in fact paid by the Company's Washington mills on their sales. On May 19, 1994, the Court ordered that TreeSource's liability under this assessment was approximately $83,000. This liability is fully reflected in the Company's financial statements, and will be discharged pursuant to the Company's Plan of Reorganization.

     Certain claims arising from the Company's reorganization have not been settled. A reserve of $290,000 was included as a current liability at April 30, 1994 to reflect the aggregate estimated liability of such claims.

     The Company is involved in other litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation will not have a material impact upon the Company's consolidated financial condition or results of operations.


NOTE 10 - NON-CASH INVESTING AND FINANCING ACTIVITIES

     In the year ended April 30, 1992, WTD abandoned one of its idle facilities and certain machinery to the secured lenders of such assets. At the same time, the Company offset corresponding claims for debt and accrued interest of approximately $688,000.

     In connection with the Company's reorganization, certain of the Company's liabilities were discharged in fiscal 1993 through the issuance of various debt and equity securities with a market value of $101.1 million.

     These transactions affected the financial position of the Company but did not directly affect its cash flow during the periods presented.

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following quarterly information for the years ended April 30, 1994 and 1993 is unaudited but includes all adjustments (which consist of normal recurring adjustments) which management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):

                                                     YEAR ENDED APRIL 30, 1994
                                    -----------------------------------------------------------
                                                        QUARTER
                                    ------------------------------------------------
                                       FIRST       SECOND      THIRD       FOURTH      TOTAL
                                    ----------- ----------- ----------- ----------- -----------
Net sales                               $53,859     $65,885     $85,673     $72,698    $278,115

Gross Profit                              1,297       6,873      11,203       5,010      24,383

Net income (loss)                       ($1,619)     $2,494      $3,974      $1,451      $6,300

Net income (loss) per common share       ($0.23)      $0.18       $0.31       $0.09       $0.41

                                                     YEAR ENDED APRIL 30, 1993
                                    -----------------------------------------------------------
                                                        QUARTER
                                    ------------------------------------------------
                                       FIRST       SECOND      THIRD       FOURTH      TOTAL
                                    ----------- ----------- ----------- ----------- -----------
Net sales                               $63,628     $57,186     $49,706     $76,367    $246,887

Gross Profit                              2,320       4,103       4,530       8,894      19,847

Income (loss) before extraordinary
 items                                   (1,191)        574       1,101       1,929       2,413

Net income (loss)                       ($1,191)       $574     $20,990      $3,385     $23,758

Net income (loss) per common share
 Before extraordinary items              ($0.48)      $0.23       $0.10       $0.13       $0.29
 Extraordinary items                         --          --        2.35        0.13        3.46
                                         ------      ------      ------      ------      ------
                                         ($0.48)      $0.23       $2.45       $0.26       $3.75
                                         ======      ======      ======      ======      ======





     Net income (loss) per common share for the quarters ended July 31 and October 31, 1992 have been restated to reflect the four-for-ten "reverse" split of the Company's Common Stock outstanding immediately prior to the issuance of new Common Stock to discharge certain prepetition claims on November 30, 1992.

     In the quarter ended January 31, 1993, the Company recorded an extraordinary gain on debt restructure of $12.1 million, net of a tax provision of $7.7 million.







       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders
WTD Industries, Inc.


In connection with our audit of the consolidated financial statements included in WTD Industries, Inc. 1994 Form 10-K, we have also audited the financial statement schedules listed in the index beginning on Page 26 of this Form 10-K. Our audit of the consolidated financial statements was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              /s/ Moss Adams
                              -----------------------------------
                              MOSS ADAMS



Beaverton, Oregon
June 10, 1994

WTD INDUSTRIES, INC. AND SUBSIDIARIES                                                                     SCHEDULE V
PROPERTY, PLANT AND EQUIPMENT
YEARS ENDED APRIL 30, 1994, 1993 AND 1992
(In Thousands)

             COLUMN A                COLUMN B     COLUMN C     COLUMN D             COLUMN E                COLUMN F
                                    Balance at                                    Other Changes              Balance
                                     Beginning    Additions                --------------------------        at End
          Classification              of Year    at Cost (1)  Retirements   Additions      Deductions        of Year
          --------------            ----------   ----------   ----------   ----------      ----------      ----------
1992:
Timber and Timberlands
- - - ----------------------                                                                            $189 (5)
  Timber and timber-related assets         $335         $145           --       $2,021 (3)       2,130 (2)        $182
  Timberlands                               353           --            8          189 (5)          --             534
                                        -------      -------      -------      -------         -------         -------
                                           $688         $145           $8       $2,210          $2,319            $716
                                        =======      =======      =======      =======         =======         =======
Property, Plant and Equipment
- - - -----------------------------
  Land                                   $2,734           --           $2           --              --          $2,732
  Buildings and improvements              9,201          138          320           --              11 (5)       9,008
  Machinery and equipment                55,605        1,994        1,118            3 (5)          11 (5)      56,473
  Construction in progress                  315        1,278           50           --               5 (5)       1,538
                                        -------      -------      -------      -------         -------         -------
                                        $67,855       $3,410       $1,490           $3             $27         $69,751
                                        =======      =======      =======      =======         =======         =======
1993:
Timber and Timberlands
- - - ----------------------
  Timber and timber-related assets         $182           --          $25           --             $37 (5)        $120
  Timberlands                               534          156           --           37 (5)          --             727
                                        -------      -------      -------      -------         -------         -------
                                           $716         $156          $25          $37             $37            $847
                                        =======      =======      =======      =======         =======         =======
Property, Plant and Equipment
- - - -----------------------------
                                                                                                  $110 (4)
  Land                                   $2,732           --           --           --              50 (5)      $2,572

  Buildings and improvements              9,008          764            3          541 (5)         357 (4)       9,953

                                                                                                 1,895 (4)
  Machinery and equipment                56,473        5,711          511           --             225 (5)      59,553

  Construction in progress                1,538       (1,156)           5          122 (5)           6 (4)         493
                                        -------      -------      -------      -------         -------         -------
                                        $69,751       $5,319         $519         $663          $2,643         $72,571
                                        =======      =======      =======      =======         =======         =======
1994:
Timber and Timberlands
- - - ----------------------
  Timber and timber-related assets         $120           --           --           --              --            $120
  Timberlands                               727           --            2           --              --             725
                                        -------      -------      -------      -------         -------         -------
                                           $847           --           $2           --              --            $845
                                        =======      =======      =======      =======         =======         =======
Property, Plant and Equipment
- - - -----------------------------
  Land                                   $2,572          $30           --           --              --          $2,602
  Buildings and improvements              9,953          353          239           --              --          10,067
  Machinery and equipment                59,553        3,137        2,212           --             330 (5)      60,148
  Construction in progress                  493          546            8          330 (5)          --           1,361
                                        -------      -------      -------      -------         -------         -------
                                        $72,571       $4,066       $2,459         $330            $330         $74,178
                                        =======      =======      =======      =======         =======         =======

 (1) Acquired from third parties for cash or the assumption of debt, and includes transfers of construction in progress outstanding at end of prior period which were completed during the current period.
 (2) Cost basis of timber harvested, including portions associated with current portion of timber and timber-related items.
 (3) Cost basis of timber harvested, which cost was classified as a current asset.
 (4) Reduction in carrying value of certain assets to net realizable value and reclassification to idle assets.
 (5) Reclassification between accounts.

WTD INDUSTRIES, INC. AND SUBSIDIARIES                                                                     SCHEDULE VI
ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
YEARS ENDED APRIL 30, 1994, 1993 AND 1992
(In Thousands)
             COLUMN A                COLUMN B     COLUMN C     COLUMN D             COLUMN E                COLUMN F
                                                                           --------------------------
                                                  Additions
                                    Balance at   Charged to                       Other Changes              Balance
                                     Beginning    Costs and                --------------------------        at End
            Description               of Year   Expenses (1)  Retirements   Additions      Deductions        of Year
          --------------            ----------   ----------   ----------   ----------      ----------      ----------
1992:
  Buildings and improvements             $2,425         $522         $124         $684 (3)          --          $3,507
  Machinery and equipment                24,905        5,188          705           --             684 (3)      28,704
                                        -------      -------      -------      -------         -------         -------
                                        $27,330       $5,710         $829         $684            $684         $32,211
                                        =======      =======      =======      =======         =======         =======

Depreciation, amortization and cost of
  timber harvested:
 Depreciation charged to reserves per
   above                                              $5,710
 Cost basis of timber harvested credited
   directly to asset accounts                          2,130
 Amortization of other assets                            338
                                                     -------
                                                      $8,178
                                                     =======
1993:
  Buildings and improvements             $3,507         $557           $2         $173 (3)         $84 (2)      $4,151

                                                                                                   278 (3)
  Machinery and equipment                28,704        5,777          314           --             201 (2)      33,688
                                        -------      -------      -------      -------         -------         -------
                                        $32,211       $6,334         $316         $173            $563         $37,839
                                        =======      =======      =======      =======         =======         =======

Depreciation, amortization and cost of
  timber harvested:
 Depreciation charged to reserves per
   above                                              $6,334
 Cost basis of timber harvested credited
   directly to asset accounts                          6,531
 Amortization of other assets                            259
                                                     -------
                                                     $13,124
                                                     =======
1994:
  Buildings and improvements             $4,151         $565         $239           $3 (3)        $448 (3)      $4,032
  Machinery and equipment                33,688        5,775        1,944          450 (3)          --          37,969
                                        -------      -------      -------      -------         -------         -------
                                        $37,839       $6,340       $2,183         $453            $448         $42,001
                                        =======      =======      =======      =======         =======         =======

Depreciation, amortization and cost of
  timber harvested:
 Depreciation charged to reserves per
   above                                              $6,340
 Cost basis of timber harvested credited
   directly to asset accounts                          1,553
 Amortization of other assets                            253
                                                     -------
                                                      $8,146
                                                     =======


 (1) Provisions for depreciation have been computed using straight-line and units of production methods over estimated useful lives of assets, generally ranging from 10 to 30 years for buildings and 3 to 10 years for machinery and equipment.
 (2) Accumulated depreciation on assets written down to estimated net realizable value and reclassified as idle assets.
 (3) Reclassification between accounts.

WTD INDUSTRIES, INC. AND SUBSIDIARIES                                                     SCHEDULE VIII
VALUATION AND QUALIFYING RESERVES
YEARS ENDED APRIL 30, 1994, 1993 AND 1992
(In Thousands)

             COLUMN A                COLUMN B           COLUMN C            COLUMN D        COLUMN E
                                                        ADDITIONS
                                                 -----------------------
                                    Balance at   Charged to   Charged to                   Balance at
                                     Beginning    Costs and      Other                       End of
            Description               of Year     Expenses     Accounts   Deductions (1)      Year
            -----------             ----------   ----------   ----------   ----------      ----------
Allowance for doubtful accounts -
   deducted from accounts receivable
   in the balance sheet

               1992                        $435           --           --         $128            $307

               1993                        $307         $268           --          $71            $504

               1994                        $504         $458           --         $378            $584



Allowance for discounts -
   deducted from accounts receivable
   in the balance sheet

               1992                         $76       $1,812           --       $1,787            $101

               1993                        $101       $2,135           --       $2,101            $135

               1994                        $135       $2,520           --       $2,581             $74





 (1) Uncollected receivables written off, net of recoveries, and discounts taken by customers.

WTD INDUSTRIES, INC. AND SUBSIDIARIES                                                      SCHEDULE IX
SHORT-TERM BORROWINGS
YEARS ENDED APRIL 30, 1994, 1993 AND 1992
(In Thousands)

             COLUMN A                COLUMN B     COLUMN C     COLUMN D     COLUMN E        COLUMN F

                                                  Weighted      Maximum     Weighted
                                                   Average      Amount    Average Amount     Average
       Category of Aggregate        Balance at  Interest Rate Outstanding  Outstanding    Interest Rate
       Short-Term Borrowings        End of Year  at Year-End  During Year  During Year    During the Year
       ---------------------        -----------  -----------  -----------  -----------     -----------
1992:
      Financial Institutions             $7,986          7.0%      $7,986       $7,986             (1)

1993:
      Financial Institutions                 --           --       $7,986       $7,986         (1),(2)

1994:
      Financial Institutions                 --           --           --           --              --


Average borrowings and interest rates determined using amounts outstanding at end of each month.

(1) Under the bankruptcy code, no interest was paid or accrued during the year for this obligation.
(2) This obligation was discharged on November 30, 1992 pursuant to the Company's Plan of Reorganization.

WTD INDUSTRIES, INC. AND SUBSIDIARIES
SUPPLEMENTARY INCOME STATEMENT INFORMATION                                                  SCHEDULE X
YEARS ENDED APRIL 30, 1994, 1993 AND 1992
(In Thousands)

             COLUMN A                           COLUMN B

                                           Charged to Costs and Expenses
                                              In Year Ended April 30,
                                        ---------------------------------
               Item                        1994         1993         1992
              -------                   -------      -------      -------
Maintenance and repairs                  $8,759       $8,597       $7,839




There were no material costs for (1) depreciation and amortization of intangible assets, pre-operating costs and similar deferrals, (2) advertising, (3) taxes other than payroll and income taxes, or (4) royalties, for the years ended April 30, 1994, 1993 and 1992.
