Form 10-Q
period 1994-07-31
WTD INDUSTRIES INC
filed 1994-08-30
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1994

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from __________________ to ___________________

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

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__X__ No_____

     The number of shares outstanding of Registrant's Common Stock, no par value, at August 26, 1994 was 11,077,074.






                       WTD INDUSTRIES, INC.

                              INDEX

                                                           Page
                                                          Number

PART I.   Financial Information (Unaudited)


          Item 1.   Financial Statements


             Consolidated Statements of Operations -
               Three Months Ended July 31, 1994 and 1993        3


             Consolidated Balance Sheets -
               July 31, 1994 and April 30, 1994                 4


             Consolidated Statements of Cash Flows -
               Three Months Ended July 31, 1994 and 1993        6


             Notes to Consolidated Financial Statements         7


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                 10


PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K           13




                                              PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                           WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In Thousands, Except Per-Share Amounts)

                                                       (Unaudited)


                                                                 THREE MONTHS ENDED JULY 31,
                                                      ------------------------------------------------
                                                         1994                                  1993
                                                      ----------                            ----------
NET SALES                                           $     76,466                          $     53,859

COST OF SALES                                             70,927                                52,562
                                                      ----------                            ----------
GROSS PROFIT                                               5,539                                 1,297

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  2,708                                 2,466
REORGANIZATION CHARGES (CREDITS)                             (39)                               (1,079)
                                                      ----------                            ----------
OPERATING INCOME (LOSS)                                    2,870                                   (90)

OTHER INCOME (EXPENSE)
     Interest Expense                                     (1,612)                               (1,688)
     Miscellaneous                                           187                                   159
                                                      ----------                            ----------
                                                          (1,425)                               (1,529)
                                                      ----------                            ----------

INCOME (LOSS) BEFORE INCOME TAXES                          1,445                                (1,619)

PROVISION  FOR INCOME TAXES                                  405                                    --
                                                      ----------                            ----------
NET INCOME (LOSS)                                          1,040                                (1,619)

PREFERRED DIVIDENDS                                          460                                   403
                                                      ----------                            ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                            $        580                          $     (2,022)
                                                      ==========                            ==========

NET INCOME (LOSS) PER COMMON SHARE
     Primary                                               $0.05                                ($0.23)
                                                           =====                                ======

     Fully diluted                                         $0.05                                ($0.23)
                                                           =====                                ======



              The accompanying notes are an integral part of these consolidated financial statements.






                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                     (In Thousands)

                                                       JULY 31,                              APRIL 30,
                                                         1994                                  1994
                                                      ----------                            ----------
                                                     (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                        $      8,497                          $      8,101
   Accounts receivable, net                               15,343                                 8,634
   Inventories                                            24,001                                26,796
   Prepaid expenses                                        3,625                                 3,145
   Deferred tax benefit                                    2,197                                 2,197
   Timber, timberlands and
     timber-related assets                                11,588                                11,743
                                                      ----------                            ----------
      Total current assets                                65,251                                60,616


NOTES AND ACCOUNTS RECEIVABLE                                101                                   121

TIMBER AND TIMBERLANDS                                       856                                   845

PROPERTY, PLANT AND EQUIPMENT,
  at cost
   Land                                                    2,733                                 2,602
   Buildings and improvements                             10,122                                10,067
   Machinery and equipment                                61,327                                60,148
                                                      ----------                            ----------
                                                          74,182                                72,817

     Less accumulated depreciation                        43,533                                42,001
                                                      ----------                            ----------
                                                          30,649                                30,816

   Construction in progress                                1,377                                 1,361
                                                      ----------                            ----------
                                                          32,026                                32,177

IDLE ASSETS                                                  350                                   350
  Less costs of disposal                                      81                                    82
                                                      ----------                            ----------
                                                             269                                   268

OTHER ASSETS                                               2,609                                 3,073
                                                      ----------                            ----------

                                                    $    101,112                          $     97,100
                                                      ==========                            ==========







              The accompanying notes are an integral part of these consolidated financial statements.

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                        (In Thousands, Except Share Information)


                                                       JULY 31,                              APRIL 30,
                                                         1994                                  1994
                                                      ----------                            ----------
                                                     (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                 $      5,996                          $      3,361
   Accrued expenses                                        8,936                                 7,656
   Reserve for disputed and unallowed
    prepetition claims                                       150                                   290
   Income taxes payable                                      678                                   283
   Timber contracts payable                                2,104                                 2,292
   Current maturities of long-term debt                    2,154                                 1,938
                                                      ----------                            ----------
      Total current liabilities                           20,018                                15,820

DEFERRED INCOME TAXES PAYABLE                              2,181                                 2,181

LONG-TERM DEBT, less current maturities                   59,792                                60,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A                                             20,688                                20,654
     Series B                                                333                                   333
   Common stock, no par value                             28,641                                28,617
   Additional paid-in capital                                 15                                    15
   Retained deficit                                      (30,556)                              (31,107)
                                                      ----------                            ----------
                                                          19,121                                18,512
                                                      ----------                            ----------

                                                    $    101,112                          $     97,100
                                                      ==========                            ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)
                                                       (Unaudited)
                                                                THREE MONTHS ENDED JULY 31,






                                                      ------------------------------------------------
                                                         1994                                  1993
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
  Net income (loss)                                 $      1,040                          $     (1,619)
  Adjustments to reconcile net income (loss) to
     cash provided by (used for) operations:
    Depreciation, depletion and amortization               1,991                                 2,291
    Reorganization charges (credits)                          --                                (1,079)
    Accounts receivable                                   (6,709)                                9,863
    Inventories                                            2,795                                 4,150
    Prepaid expenses                                        (480)                                 (165)
    Timber, timberlands and
     timber-related assets - current                         (15)                                3,926
    Payables and accruals                                  3,656                                (4,810)
    Income taxes                                             395                                    --
                                                      ----------                            ----------
     Cash provided by operating activities                 2,673                                12,557
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivable                               20                                   (14)
  Net reductions of (additions to) timber
   and timberlands                                           (11)                                   13
  Acquisition of property, plant and equipment            (1,626)                                 (999)
  Cost of holding idle assets                                 (1)                                  (57)
  Proceeds from sale of idle assets                           --                                 1,547
  Other investing activities                                  20                                    69
                                                      ----------                            ----------
     Cash provided by (used for) investing activities     (1,598)                                  559
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (615)                               (1,798)
  Other assets                                               401                                  (847)
  Dividends paid on preferred stock                         (489)                                 (403)
  Issuance of common stock                                    24                                     6
                                                      ----------                            ----------
     Cash used for financing activities                     (679)                               (3,042)
                                                      ----------                            ----------
INCREASE IN CASH AND CASH EQUIVALENTS                        396                                10,074
BALANCE AT BEGINNING OF PERIOD                             8,101                                 2,124
                                                      ----------                            ----------
BALANCE AT END OF PERIOD                            $      8,497                          $     12,198
                                                      ==========                            ==========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                $1,601                                $1,682
  Income taxes                                                $1                                    $0



              The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1994, filed with the Securities and Exchange Commission.


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at July 31, 1994 and April 30, 1994 are as follows (in thousands):

                          July 31,                April 30,
                           1994                     1994
                          ---------               ---------

     Logs                 $ 10,172                $ 11,777
     Lumber                 12,611                  13,818
     Supplies                1,218                   1,201
                          ---------               ---------
                          $ 24,001                $ 26,796
                          =========               =========


NOTE 3 - REORGANIZATION CHARGES (CREDITS)

     Reorganization credits principally reflect the disposal of idle assets at amounts in excess of their carrying values.
















NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

Stockholders' equity at July 31, 1994 consists of the following:

Series A preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding; limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into common stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A preferred stock will be granted voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. The Company has paid all scheduled dividends.

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

Common stock, no par value; 40,000,000 shares authorized;
11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if the remaining Series B preferred stock outstanding at July 31, 1994 is converted to common stock.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The computations of net income or loss per share are based upon the weighted average number of common shares and, to the extent they are dilutive, common share equivalents outstanding during the interim periods presented. For the quarter ended July 31, 1994, 11,485,000 shares were used in the computation of primary earnings per share, and 11,501,000 shares were used in the computation of fully diluted earnings per share. For the quarter ended July 31, 1993, weighted average shares of 8,734,000 were used in the computations of both primary and fully diluted earnings per share.






NOTE 6 - PROVISION FOR INCOME TAXES

     The income tax provision for each interim period is based on the estimated annual effective tax rate for each fiscal year. The tax provision for the quarter ended July 31, 1994 reflects a reduction from statutory rates as a result of utilizing NOL carryforwards.

     Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". This statement mandates the asset and liability approach to determining income tax provision or benefit. Deferred income tax benefits and liabilities are recognized for the tax consequences of temporary differences in the carrying value of assets and liabilities for financial reporting and income tax purposes. Such deferred tax benefits and liabilities are grouped as short-term and long-term, depending on the classification of the related asset or liability for financial reporting. Deferred tax amounts unrelated to an asset or liability are classified as current or non-current depending on the expected period of utilization.

     As a result of this pronouncement, the Company has recorded current deferred tax assets which are principally related to expenses recognized for financial reporting purposes in advance of their deductibility for income tax purposes. In addition, the Company has recorded long-term deferred tax liabilities which are principally related to differences in methods used to capitalize and depreciate assets for financial reporting and tax purposes.

     While management believes that some or all of the NOL carryforwards will be utilized in future periods, the volatility of the Company's operating environment and a desire to be conservative in the adoption of SFAS Number 109 has resulted in the recognition of a valuation allowance for the full amount of the future benefit associated with NOL carryforwards.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation would not have a material adverse impact upon the Company's consolidated financial condition or results of operations.









Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

     On a quarter-to-quarter basis, the Company's financial results have varied widely, and will continue to vary, due to seasonal fluctuations and market factors affecting the demand for logs, lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. Currency fluctuations affect the forest products industry when exchange rates spur log exports and drive up domestic log prices, and when a relatively strong U.S. Dollar encourages lumber imports from competing countries.

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

     It is generally the Company's practice to curtail production at facilities from time to time due to conditions which temporarily impair log flow, or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. Management believes its labor practices and compensation systems, as well as a relatively low capital cost in relation to production capacity, give it the flexibility to efficiently curtail operations and resume production as conditions warrant.

     Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs. WTD's log inventory policy is to maintain, where possible, a supply equal to three to four weeks of production.

     In the last three years, lumber prices rose sharply during the winter and spring months in anticipation of the coming building season. However, prices then fell as the building season actually commenced. During the first half of calendar 1994, prices declined steadily from peaks reached in December 1993. Log prices did not decline as quickly as lumber prices during this period, resulting in lower gross margins.

The margin between product prices and log costs has since improved.


Log supply is currently adequate. Log prices, while very high by historical standards, generally allow a profit margin at current lumber prices. Although there are indications of a sustainable recovery in housing demand, there can be no assurance that the margins recently experienced by the Company will continue or improve.

     The following table sets forth the percentages which certain expenses and income (loss) items bear to net sales, and the period-to-period percentage change in each item.




                                                                 Income and Expense Items                       Percen
                                                                as a Percentage of Net Sales                Increase (
                                                     --------------------------------------------------     ----------
                                                                 Three Months ended July 31,                   Three M
                                                     --------------------------------------------------           Ende
                                                                                                                 7/31/
                                                                                                                   to
                                                            1994                                  1993           7/31/
                                                      ----------                           -----------        --------
Net sales                                                  100.0 %                               100.0 %         42.0
Cost of sales                                               92.8                                  97.6           34.9
                                                      ----------                            ----------
Gross profit (loss)                                          7.2                                   2.4          327.1

Selling, general and
  administrative expense                                     3.5                                   4.6            9.8
Reorganization charges (credits)                            (0.1)                                 (2.0)         (96.4)
                                                      ----------                            ----------
Operating income (loss)                                      3.8                                  (0.2)            NM


Interest expense                                            (2.1)                                 (3.1)          (4.5)
Miscellaneous                                                0.2                                   0.3           17.6
                                                      ----------                            ----------

Income (loss) before income taxes                            1.9                                  (3.0)            NM


Provision (benefit) for income taxes                         0.5                                   0.0             NM
                                                      ----------                            ----------

Net income (loss)                                            1.4 %                                (3.0)%           NM
                                                     ============                          ============

Comparison of Three Months Ended July 31, 1994 and 1993
- - -------------------------------------------------------

     Net sales for the quarter ended July 31, 1994 increased $22.6 million (42%) from the quarter ended July 31, 1993. This increase was principally caused by a 41% increase in lumber shipments, a 32% increase in chip deliveries, and a 7% increase in lumber prices. Lumber shipments and chip deliveries in the quarter ended July 31, 1993 reflect curtailments caused by adverse relationships between product prices and raw material costs.

     Gross profit for the quarter ended July 31, 1994 was 7.2% of sales, compared to 2.4% of sales for the quarter ended July 31, 1993. Lumber prices in the first quarter of fiscal 1995 were 7% higher than those of the first quarter of fiscal 1994, while average log costs in the current first quarter were about 5% above those of the same period last year. The Company was able to offset a portion of the log price increase by increasing its raw materials utilization by 2%. In addition, unit manufacturing costs were 12.5% lower in the quarter ended July 31, 1994, due to production curtailments in the first quarter of last year.

     Selling, general and administrative (S, G & A) expenses in the three months ended July 31, 1994 increased by $0.2 million (10%) from the three months ended July 31, 1993. This increase reflects higher profit-sharing bonus payments in the current quarter, resulting from higher pre-tax profits. S, G & A expenses were 3.5% of sales in the quarter ended July 31, 1994 compared to 4.6% of sales in the quarter ended July 31, 1993.

     Reorganization credits principally reflect the disposal of certain idle assets at amounts in excess of their carrying values.

     The Company's effective tax rate for the quarter ended July
31, 1994 was 28% of pre-tax income. The Company recorded no tax provision in the quarter ended July 31, 1993 because it did not have pretax profits.

Liquidity and Capital Resources
- - -------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its various debt obligations. The Company's Credit and Security Agreement (CSA) requires mandatory prepayments each July 29 to the holders of the Company's senior secured debt if the Company's cumulative operating income exceeds certain specified amounts. No such payment was required during the quarter ended July 31, 1994. Further, the CSA requires that some or all of the proceeds from the sale of certain assets be paid over to holders of the Company's senior secured debt.

     During the three months ended July 31, 1994, the Company's cash and cash equivalents increased by $0.4 million, to $8.5 million at July 31. This small increase was provided by profitable operations, offset by capital spending, principal payments on debt, and dividend payments on the Company's Series A preferred stock.

     Capital spending in the first three months of fiscal 1995 was $1.6 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $4.4 million. The Company had commitments of approximately $700,000 for capital spending at July 31, 1994.

     Working capital increased by $0.4 million during the first three months of fiscal 1995, to $45.2 million at July 31. This was the result of profitable operations, offset by capital spending, principal payments on long-term debt and dividend payments.























                       WTD INDUSTRIES, INC.


                    PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        The Index to Exhibits is located on page 15.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended July 31, 1994.




                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            WTD INDUSTRIES, INC.
                                            --------------------
                                            (Registrant)


                                         By: s/Bruce L. Engel
                                             --------------------
                                             Bruce L. Engel
                                             President

                                         By: s/K. Stanley Martin
                                             --------------------
                                             K. Stanley Martin
                                             Vice President-Finance





Dated: August 29, 1994


























                        INDEX TO EXHIBITS

                                                       Sequential
                                                           Number
                                                           System
                                                             Page
                                                           Number



19        Other reports furnished to securities                16
          holders with respect to the quarter ended
          July 31, 1994: President's letter excerpted from Interim Report to Shareholders for the first quarter of fiscal 1995.


- - -----------------------------------------------------------------


     All other required Exhibits are listed in the Company's Annual Report on Form 10-K for the year ended April 30, 1994.