Form 10-Q
period 1994-10-31
WTD INDUSTRIES INC
filed 1994-12-01
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to __________________

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__X__ No_____

   The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 1994 was 11,077,074.

                       WTD INDUSTRIES, INC.

                              INDEX

                                                            Page
                                                            Number

PART I.   Financial Information (Unaudited)


     Item 1.   Financial Statements


          Consolidated Statements of Income -
             Three Months and Six Months Ended
             October 31, 1994 and 1993                           3

          Consolidated Balance Sheets -
             October 31, 1994 and April 30, 1994                 4

          Consolidated Statements of Cash Flows -
             Six Months Ended October 31, 1994 and 1993          6

          Notes to Consolidated Financial Statements             7

     Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                    11

PART II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K                 15



                                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME
                                         (In Thousands, Except Per-Share Amounts)

                                                       (Unaudited)

                                     THREE MONTHS ENDED OCTOBER 31,        SIX MONTHS ENDED OCTOBER 31,
                                     -----------------------------         ----------------------------
                                        1994             1993                 1994             1993
                                     ----------       ----------           ----------       ----------
NET SALES                          $     79,157     $     65,885         $    155,623     $    119,744

COST OF SALES                            72,829           59,012              143,756          111,574
                                     ----------       ----------           ----------       ----------
GROSS PROFIT                              6,328            6,873               11,867            8,170

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 2,901            3,074                5,609            5,540
REORGANIZATION CREDITS                       --             (615)                 (39)          (1,694)
                                     ----------       ----------           ----------       ----------
OPERATING INCOME                          3,427            4,414                6,297            4,324

OTHER INCOME (EXPENSE)
     Interest Expense                    (1,534)          (1,646)              (3,146)          (3,334)
     Miscellaneous                          268              (27)                 455              132
                                     ----------       ----------           ----------       ----------
                                         (1,266)          (1,673)              (2,691)          (3,202)
                                     ----------       ----------           ----------       ----------
INCOME BEFORE INCOME TAXES                2,161            2,741                3,606            1,122

PROVISION FOR INCOME TAXES                  497              247                  902              247
                                     ----------       ----------           ----------       ----------

NET INCOME                                1,664            2,494                2,704              875

PREFERRED DIVIDENDS                         512              404                  972              807
                                     ----------       ----------           ----------       ----------
NET INCOME APPLICABLE
  TO COMMON SHAREHOLDERS           $      1,152     $      2,090         $      1,732     $         68
                                     ==========       ==========           ==========       ==========


NET INCOME PER COMMON SHARE
   - PRIMARY BASIS                        $0.10            $0.18                $0.15            $0.01
                                          =====            =====                =====            =====

   - FULLY DILUTED                        $0.10            $0.18                $0.15            $0.01
                                          =====            =====                =====            =====

              The accompanying notes are an integral part of these consolidated financial statements.







                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                                         ASSETS
                                                     (In Thousands)

                                                     OCTOBER 31,                             APRIL 30,
                                                         1994                                  1994
                                                      ----------                            ----------
CURRENT ASSETS                                       (Unaudited)
   Cash and cash equivalents                        $     13,933                          $      8,101
   Accounts receivable, net                               13,022                                 8,634
   Inventories                                            22,068                                26,796
   Prepaid expenses                                        3,471                                 3,145
   Deferred tax asset                                      2,197                                 2,197
   Timber, timberlands and
     timber-related assets                                 9,738                                11,743
                                                      ----------                            ----------
      Total current assets                                64,429                                60,616


NOTES AND ACCOUNTS RECEIVABLE                                 67                                   121

TIMBER AND TIMBERLANDS                                       801                                   845

PROPERTY, PLANT AND EQUIPMENT,
  at cost
   Land                                                    2,733                                 2,602
   Buildings and improvements                             10,122                                10,067
   Machinery and equipment                                62,145                                60,148
                                                      ----------                            ----------
                                                          75,000                                72,817

     Less accumulated depreciation                        45,147                                42,001
                                                      ----------                            ----------
                                                          29,853                                30,816

   Construction in progress                                1,985                                 1,361
                                                      ----------                            ----------
                                                          31,838                                32,177

IDLE ASSETS                                                  350                                   350
  Less costs of disposal                                      82                                    82
                                                      ----------                            ----------
                                                             268                                   268

OTHER ASSETS                                               2,198                                 3,073
                                                      ----------                            ----------

                                                    $     99,601                          $     97,100
                                                      ==========                            ==========

              The accompanying notes are an integral part of these consolidated financial statements.






                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                        (In Thousands, Except Share Information)


                                                     OCTOBER 31,                             APRIL 30,
                                                         1994                                  1994
                                                      ----------                            ----------
CURRENT LIABILITIES                                  (Unaudited)
   Accounts payable                                 $      6,687                          $      3,361
   Accrued expenses                                        8,304                                 7,656
   Reserve for disputed and
     unallowed prepetition claims                            150                                   290
   Income taxes payable                                      556                                   283
   Timber contracts payable                                3,217                                 2,292
   Current maturities of long-term debt                    2,085                                 1,938
                                                      ----------                            ----------
      Total current liabilities                           20,999                                15,820

DEFERRED INCOME TAXES PAYABLE                              2,181                                 2,181

LONG-TERM DEBT, less current maturities                   56,159                                60,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized
    Series A                                              20,688                                20,654
    Series B                                                 333                                   333
  Common stock, no par value                              28,641                                28,617
  Additional paid-in capital                                  15                                    15
  Retained deficit                                       (29,415)                              (31,107)
                                                      ----------                            ----------
                                                          20,262                                18,512
                                                      ----------                            ----------

                                                    $     99,601                          $     97,100
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

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)
                                                       (Unaudited)

                                                                SIX MONTHS ENDED OCTOBER 31,






                                                      ------------------------------------------------
                                                         1994                                  1993
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVTIES:
  Net income                                        $      2,704                          $        875
  Adjustments to reconcile net income to
     cash provided by (used for) operations:
    Depreciation, depletion and amortization               4,366                                 4,056
    Reorganization credits                                    --                                (1,694)
    Accounts receivable                                   (4,388)                                3,750
    Inventories                                            4,728                               (10,428)
    Prepaid expenses                                        (326)                               (1,472)
    Timber, timberlands and
     timber-related assets - current                       1,368                                 6,220
    Payables and accruals                                  4,880                                   880
    Income taxes payable                                     273                                   247
                                                      ----------                            ----------
     Cash provided by operating activities                13,605                                 2,434
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and other receivables                                 54                                    24
  Net reductions of  timber,
   timberlands and timber-related assets                      44                                    13
  Acquisition of property, plant and equipment            (3,383)                               (1,359)
  Cost of holding idle assets                                 --                                   (74)
  Proceeds from sale of idle assets                           --                                 1,766
  Other investing activities                                 121                                   181
                                                      ----------                            ----------
     Cash provided by (used for) investing activities     (3,164)                                  551
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (4,369)                               (2,087)
  Other assets                                               748                                  (862)
  Dividends paid on preferred stock                       (1,012)                                 (807)
  Issuance of common stock                                    24                                    28
                                                      ----------                            ----------
     Cash used for financing activities                   (4,609)                               (3,728)
                                                      ----------                            ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           5,832                                  (743)
CASH BALANCE AT BEGINNING OF PERIOD                        8,101                                 2,124
                                                      ----------                            ----------
CASH BALANCE AT END OF PERIOD                       $     13,933                          $      1,381
                                                      ==========                            ==========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                $3,308                                $4,135
  Income taxes                                              $619                                    --

              The accompanying notes are an integral part of these consolidated financial statements.


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

   In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1994 filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.


NOTE 2 - INVENTORIES

   Inventories are valued at the lower of cost or market. The amounts included in inventories at October 31, 1994 and April 30, 1994 are as follows (in thousands):

                           October 31,             April 30,
                              1994                   1994
                          -------------          -------------
     Logs                  $   10,580             $   11,777
     Lumber                    10,271                 13,818
     Supplies                   1,217                  1,201
                          -------------          -------------
                           $   22,068             $   26,796
                          =============          =============


NOTE 3 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholders' equity at October 31, 1994 consists of the following:

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

Common stock, no par value; 40,000,000 shares authorized;
11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if all remaining Series B preferred stock outstanding at October 31, 1994 is converted to common stock.

NOTE 4 - NET INCOME PER SHARE

The calculations of net income per share for the three and six month periods ended October 31, 1994 and 1993 are summarized below (in thousands, except per-share data):


                                     THREE MONTHS ENDED OCTOBER 31,        SIX MONTHS ENDED OCTOBER 31,
                                     -----------------------------         ----------------------------
                                        1994             1993                 1994             1993
                                     ----------       ----------           ----------       ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS           $      1,152     $      2,090         $      1,732     $         68
                                         ======           ======               ======           ======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                          11,077            9,355               11,073            9,046

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
  preferred stock                           213            1,882                  213            2,185

 Exercise of stock options                  166              164                  190              182
                                         ------           ------               ------           ------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  -PRIMARY BASIS                         11,456           11,401               11,476           11,413

ADDITIONAL SHARES ASSUMED FROM
 EXERCISE OF STOCK OPTIONS                    2               33                    7               23
                                         ------           ------               ------           ------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - ASSUMING FULL DILUTION               11,458           11,434               11,483           11,436
                                         ======           ======               ======           ======
NET INCOME PER COMMON SHARE
  -PRIMARY BASIS                          $0.10            $0.18                $0.15            $0.01
                                         ======           ======               ======           ======
  - ASSUMING FULL DILUTION                $0.10            $0.18                $0.15            $0.01
                                         ======           ======               ======           ======


NOTE 5 - PROVISION FOR INCOME TAXES

   The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between financial reporting and tax basis of assets and liabilities and the expected utilization of net operating loss carryforwards.

   At October 31, 1994, the Company had a valuation allowance of approximately $10.3 million which represents the tax benefit of substantially all of the unused net operating loss carryforward. Management periodically assesses the likelihood for future utilization of the net operating loss carryforward and changes the amount of the valuation allowance as facts and circumstances dictate.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

   On a quarter-to-quarter basis, the Company's financial results have varied widely, and will continue to vary, due to seasonal fluctuations and market factors affecting the demand for logs, lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. Currency fluctuations affect the forest products industry when exchange rates spur log exports and drive up domestic log prices, and when a relatively strong U.S. Dollar encourages lumber imports from other countries.

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

    Log prices, while very high by historical standards, generally allow a gross profit margin at current lumber prices. However, there can be no assurance that the margins recently experienced by the Company will continue or improve.

   The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item.


                                                                                                                   Percentage
                                             Income and Expense Items as a Percentage of Net Sales             Increase (Decrease)
                                     -----------------------------------------------------------------      ------------------------
                                                                                                            Three Months Six Months
                                             Three Months                           Six Months                  Ended       Ended
                                           Ended October 31,                     Ended October 31,            10/31/94    10/31/94
                                     ---------------------------           ---------------------------           to          to
                                           1994             1993                 1994             1993        10/31/93    10/31/93
                                     ----------       ----------           ----------       ----------      ----------  ----------
Net sales                                 100.0 %          100.0 %              100.0 %          100.0 %       20.1 %      30.0 %
Cost of sales                              92.0             89.6                 92.4             93.2         23.4        28.8
                                     ----------       ----------           ----------       ----------
Gross profit                                8.0             10.4                  7.6              6.8         (7.9)       45.3

Selling, general and
  administrative expense                    3.7              4.7                  3.6              4.6         (5.6)        1.2
Reorganization credits                      0.0             (0.9)                (0.0)            (1.4)          NM          NM
                                     ----------       ----------           ----------       ----------
Operating income                            4.3              6.7                  4.0              3.6        (22.4)       45.6


Interest expense                           (1.9)            (2.5)                (2.0)            (2.8)        (6.8)       (5.6)
Miscellaneous                               0.3             (0.0)                 0.3              0.1           NM       244.7
                                     ----------       ----------           ----------       ----------

Income before income taxes                  2.7              4.2                  2.3              0.9        (21.2)      221.4


Provision for income taxes                  0.6              0.4                  0.6              0.2        101.2       265.2
                                     ----------       ----------           ----------       ----------
Net income                                  2.1 %            3.8 %                1.7 %            0.7 %      (33.3)      209.0
                                     ==========       ==========           ==========       ==========



Comparison of Three Months Ended October 31, 1994 and 1993
- - ----------------------------------------------------------

   Net sales for the three months ended October 31, 1994 increased
$13.3 million (20%) from the three months ended October 31, 1993.
This was principally caused by a 27% increase in lumber shipments and a 13% increase in chip deliveries, partially offset by a 4% decrease in lumber prices.

   Gross profit for the quarter ended October 31, 1994 was 8% of net sales, compared to 10.4% of net sales for the quarter ended
October 31, 1993. The margin between the Company's average lumber sales prices and average raw materials costs on a unit basis was 7% lower in the second quarter of fiscal 1995 than in the comparable period last year. Such lumber prices declined by 4% from the quarter ended October 31, 1993, while the Company's log costs declined by only 3%.

   Selling, general and administrative (S, G & A) expenses in the three months ended October 31, 1994 decreased by $0.2 million (6%) from the three months ended October 31, 1993. This decrease was due to lower profit sharing bonus payments stemming from lower pretax profits as well as the Company's continued focus on cost control. S, G & A expenses were 3.7% of net sales in the quarter ended October 31, 1994, compared to 4.7% of net sales in the quarter ended October 31, 1993.

   Reorganization credits in the quarter ended October 31, 1993 principally reflect the disposal of certain assets associated with the Company's idle facilities at amounts in excess of their carrying values, resulting in net gains of about $0.6 million.

   In the quarter ended October 31, 1994, the Company recorded a tax provision resulting in 25% of pretax profits for the six months ended October 31, 1994. In the quarter ended October 31, 1993, the
Company recorded a tax provision resulting in 22% of pretax profits for the six months ended October 31, 1993.

Comparison of Six Months Ended October 31, 1994 and 1993
- - --------------------------------------------------------

   Net sales for the six months ended October 31, 1994 increased
$35.9 million (30%) from the six months ended October 31, 1993.
This increase was principally caused by a 33% increase in lumber shipments, a 22% increase in chip deliveries and a 1% increase in lumber prices. The higher lumber shipments and chip deliveries in the current year resulted from production curtailments in the quarter ended July 31, 1993 caused by an adverse relationship between product prices and raw material costs. In addition, several mills increased their productivity from the prior six month period.

   Gross profit for the six months ended October 31, 1994 was 7.6% of net sales, compared to 6.8% of net sales for the six months ended October 31, 1993. The margin between the Company's average lumber prices and log costs on a unit basis improved by 8% in the first half of fiscal 1995 over the comparable period in fiscal
1994, as product prices improved slightly and log prices were slightly lower.

   S,G&A expenses in the six months ended October 31, 1994 increased by $0.1 million (1.2%) from the six months ended October
31, 1993. S,G& A expenses were 3.6% of sales in the six months ended October 31, 1994 and 4.6% of sales in the six months ended
October 31, 1993.

   During the six months ended October 31, 1993, the Company disposed of certain assets associated with its idle facilities at amounts in excess of their carrying values. This resulted in net gains of about $1.7 million, which were recognized as reorganization credits. Reorganization credits in the six months ended October 31, 1994 reflect settlement of certain pre-petition obligations at less than their carrying value.

   During the quarter ended October 31, 1994, the Company recorded a tax provision resulting in 25% of pretax profits for the six months ended October 31, 1994. During the quarter ended October
31, 1993, the Company recorded a tax provision resulting in 22% of pretax profits for the six months ended October 31, 1993. The provisions reflect the estimated rate for the fiscal year, given current income expectations for the balance of the year and utilization of net operating loss carryforwards.

Liquidity and Capital Resources
- - -------------------------------

   The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations.
Substantially all of the Company's assets are pledged as security for its various debt obligations.

   During the six months ended October 31, 1994, the Company's cash and cash equivalents increased by $5.8 million, to $13.9 million at October 31. The increase was principally caused by profitable operations, the return of deposits held to secure various obligations and a reduction of timber and related assets. These items were partially offset by capital spending, the prepayment of certain debt obligations and scheduled principal repayments.

   Working capital decreased by $1.4 million during the first six months of fiscal 1995, to $43.4 million at October 31. This was principally the result of capital spending, scheduled principal payments and optional prepayments of certain debts, offset by profitable operating activity and the return of cash deposits used to secure certain obligations.

   During the quarter ended October 31, 1994, the Company entered into bonding agreements for its timber acquisition and workers' compensation self-insurance (WCSI) activities. Such bonding allowed the return of approximately $2.1 million in cash deposits the Company had made to secure its timber and WCSI activities.
During this same period, the Company repurchased $0.7 million of its unsecured debt at a discount from its carrying value, and made a voluntary prepayment of $2.8 million on its senior secured debt.
Approximately 75% of the prepayment was deemed to reduce twelve scheduled quarterly principal payments beginning on March 15, 1995 and ending on December 15, 1997. The remaining 25% of the prepayment was applied to the final maturity of the senior secured debt.

   Capital spending in the first six months of fiscal 1995 was $3.4 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $2.6 million. The Company had commitments for capital spending of about $300,000 at October
31, 1994.


                        WTD INDUSTRIES, INC.


                    PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits.

    The Index to Exhibits is located on page 17.

    (b) No reports on Form 8-K were filed during the three months ended October 31, 1994.


                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          WTD INDUSTRIES, INC.
                                          ------------------------
                                          (Registrant)


                                      By:  s/Bruce L. Engel
                                          ------------------------
                                             Bruce L. Engel
                                             President

                                      By:  s/K. Stanley Martin
                                          ------------------------
                                             K. Stanley Martin
                                             Vice President-Finance





Dated: December 1, 1994


                        INDEX TO EXHIBITS


                                                        Sequential
                                                            Number
                                                            System
                                                              Page
                                                            Number

4.2.1   Amendment dated as of October 18, 1994 to Credit
        & Security Agreement dated as of November 30, 1992.     18

19      Other reports furnished to securities holders with
        respect to the quarter ended October 31, 1994:
        President's letter excerpted from Interim Report
        to Shareholders for the second quarter of fiscal
        1995.                                                   22
