Form 10-Q
period 1995-01-31
WTD INDUSTRIES INC
filed 1995-03-03
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from _________________to _____________________

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes __X__ No_____

   The number of shares outstanding of Registrant's Common Stock, no par value, at February 28, 1995 was 11,077,074.

                       WTD INDUSTRIES, INC.

                              INDEX

                                                            Page
                                                           Number

PART I.   Financial Information (Unaudited)


          Item 1.   Financial Statements


               Consolidated Statements of Income -
                 Three Months and Nine Months Ended
                 January 31, 1995 and 1994                      3


               Consolidated Balance Sheets -
                 January 31, 1995 and April 30, 1994            4


               Consolidated Statements of Cash Flows -
                 Nine Months Ended January 31, 1995 and 1994    6


               Notes to Consolidated Financial Statements       7


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                 13


PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K           17


                                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF INCOME
                                         (In Thousands, Except Per-Share Amounts)

                                                       (Unaudited)

                                     THREE MONTHS ENDED JANUARY 31,        NINE MONTHS ENDED JANUARY 31,
                                     -----------------------------         ----------------------------
                                        1995             1994                 1995             1994
                                     ----------       ----------           ----------       ----------
NET SALES                          $     61,592     $     85,673         $    217,215     $    205,417

COST OF SALES                            60,341           74,470              204,097          186,044
                                     ----------       ----------           ----------       ----------
GROSS PROFIT                              1,251           11,203               13,118           19,373

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 2,314            3,814                7,923            9,354
REORGANIZATION CREDITS                     (493)            (110)                (532)          (1,804)
                                     ----------       ----------           ----------       ----------
OPERATING INCOME (LOSS)                    (570)           7,499                5,727           11,823

OTHER INCOME (EXPENSE)
     Interest Expense                    (1,463)          (1,640)              (4,609)          (4,974)
     Miscellaneous                          583              150                1,038              282
                                     ----------       ----------           ----------       ----------
                                           (880)          (1,490)              (3,571)          (4,692)
                                     ----------       ----------           ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES        (1,450)           6,009                2,156            7,131

PROVISION FOR INCOME TAXES (BENEFIT)     (5,447)           2,035               (4,545)           2,282
                                     ----------       ----------           ----------       ----------

NET INCOME                                3,997            3,974                6,701            4,849

PREFERRED DIVIDENDS                         558              405                1,530            1,212
                                     ----------       ----------           ----------       ----------
NET INCOME APPLICABLE
  TO COMMON SHAREHOLDERS           $      3,439     $      3,569         $      5,171     $      3,637
                                     ==========       ==========           ==========       ==========


NET INCOME PER COMMON SHARE
   - PRIMARY BASIS                        $0.30            $0.31                $0.45            $0.32
                                          =====            =====                =====            =====

   - FULLY DILUTED                        $0.30            $0.31                $0.45            $0.32
                                          =====            =====                =====            =====


              The accompanying notes are an integral part of these consolidated financial statements.








                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                                         ASSETS
                                                     (In Thousands)

                                                     JANUARY 31,                             APRIL 30,
                                                         1995                                  1994
                                                      ----------                            ----------
CURRENT ASSETS                                       (Unaudited)
   Cash and cash equivalents                        $     12,189                          $      8,101
   Accounts receivable, net                               12,334                                 8,634
   Inventories                                            19,652                                26,796
   Prepaid expenses                                        2,730                                 3,145
   Income tax refund receivable                            1,900                                    --
   Deferred tax asset                                      1,761                                 2,197
   Timber, timberlands and
     timber-related assets                                10,417                                11,743
                                                      ----------                            ----------
      Total current assets                                60,983                                60,616

NOTES AND ACCOUNTS RECEIVABLE                                102                                   121

TIMBER AND TIMBERLANDS                                       712                                   845

PROPERTY, PLANT AND EQUIPMENT,
  at cost
   Land                                                    2,733                                 2,602
   Buildings and improvements                             10,377                                10,067
   Machinery and equipment                                63,099                                60,148
                                                      ----------                            ----------
                                                          76,209                                72,817

     Less accumulated depreciation                        46,759                                42,001
                                                      ----------                            ----------
                                                          29,450                                30,816

   Construction in progress                                3,185                                 1,361
                                                      ----------                            ----------
                                                          32,635                                32,177

IDLE ASSETS                                                  350                                   350
  Less costs of disposal                                      34                                    82
                                                      ----------                            ----------
                                                             316                                   268

DEFERRED TAX ASSET                                         1,416                                    --

OTHER ASSETS                                               2,135                                 3,073
                                                      ----------                            ----------

                                                    $     98,299                          $     97,100
                                                      ==========                            ==========







              The accompanying notes are an integral part of these consolidated financial statements.

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                        (In Thousands, Except Share Information)


                                                     JANUARY 31,                             APRIL 30,
                                                         1995                                  1994
                                                      ----------                            ----------
CURRENT LIABILITIES                                  (Unaudited)
   Accounts payable                                 $      9,316                          $      3,361
   Accrued expenses                                        7,747                                 7,656
   Reserve for disputed and
     unallowed prepetition claims                             50                                   290
   Income taxes payable                                       --                                   283
   Timber contracts payable                                3,375                                 2,292
   Current maturities of long-term debt                    2,269                                 1,938
                                                      ----------                            ----------
      Total current liabilities                           22,757                                15,820

DEFERRED INCOME TAXES PAYABLE                                 --                                 2,181

LONG-TERM DEBT, less current maturities                   51,857                                60,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized
    Series A                                              20,688                                20,654
    Series B                                                 333                                   333
  Common stock, no par value                              28,641                                28,617
  Additional paid-in capital                                  15                                    15
  Retained deficit                                       (25,992)                              (31,107)
                                                      ----------                            ----------
                                                          23,685                                18,512
                                                      ----------                            ----------

                                                    $     98,299                          $     97,100
                                                      ==========                            ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                          WTD INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In Thousands)
                                                       (Unaudited)
                                                               NINE MONTHS ENDED JANUARY 31,






                                                      ------------------------------------------------
                                                         1995                                  1994
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVTIES:
  Net income                                        $      6,701                          $      4,849
  Adjustments to reconcile net income to
     cash provided by (used for) operations:
    Depreciation, depletion and amortization               6,032                                 6,304
    Deferred income tax                                   (3,161)                                   --
    Reorganization credits                                  (493)                               (1,804)
    Accounts receivable                                   (3,700)                                2,338
    Inventories                                            7,144                               (15,110)
    Prepaid expenses                                         415                                  (851)
    Timber, timberlands and
     timber-related assets - current                         712                                 5,988
    Payables and accruals                                  7,248                                 2,320
    Income taxes                                          (2,183)                                2,193
                                                      ----------                            ----------
     Cash provided by operating activities                18,715                                 6,227
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of  timber,
   timberlands and timber-related assets                     133                                    13
  Acquisition of property, plant and equipment            (5,616)                               (2,107)
  Proceeds from sale of idle assets                           --                                 2,013
  Other investing activities                                 190                                    83
                                                      ----------                            ----------
     Cash provided by (used for) investing activities     (5,293)                                    2
                                                      ----------                            ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (8,520)                               (3,817)
  Other assets                                               748                                  (876)
  Dividends paid on preferred stock                       (1,586)                               (1,212)
  Issuance of common stock                                    24                                    57
                                                      ----------                            ----------
     Cash used for financing activities                   (9,334)                               (5,848)
                                                      ----------                            ----------
INCREASE IN CASH AND CASH EQUIVALENTS                      4,088                                   381
CASH BALANCE AT BEGINNING OF PERIOD                        8,101                                 2,124
                                                      ----------                            ----------
CASH BALANCE AT END OF PERIOD                       $     12,189                          $      2,505
                                                      ==========                            ==========
CASH PAID DURING THE PERIOD FOR:
  Interest                                                $4,395                                $5,765
  Income taxes                                              $790                                   $75

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


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at January 31, 1995 and April 30, 1994 are as follows (in thousands):

                                     January 31,        April 30,
                                        1995              1994
                                     -----------       ----------
     Logs                            $    5,407        $  11,777
     Lumber                              12,952           13,818
     Supplies                             1,293            1,201
                                     -----------       ----------
                                     $   19,652        $  26,796
                                     ===========       ==========


NOTE 3 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholders' equity at January 31, 1995 consists of the following:

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

Common stock, no par value; 40,000,000 shares authorized;
11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if all remaining Series B preferred stock outstanding at January 31, 1995 is converted to common stock.


NOTE 4 - NET INCOME PER SHARE

The calculations of net income per share for the three and nine month periods ended January 31, 1995 and 1994 are summarized below (in thousands, except per-share data):

                                     THREE MONTHS ENDED JANUARY 31,        NINE MONTHS ENDED JANUARY 31,
                                     -----------------------------         ----------------------------
                                        1995             1994                 1995             1994
                                     ----------       ----------           ----------       ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS           $      3,439     $      3,569         $      5,171     $      3,637
                                         ======           ======               ======           ======

WEIGHTED AVERAGE SHARES OUTSTANDING      11,077            9,379               11,075            9,157

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
  preferred stock                           213            1,874                  213            2,082

 Exercise of stock options                  147              136                  224              128
                                         ------           ------               ------           ------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  -PRIMARY BASIS                         11,437           11,389               11,512           11,367

ADDITIONAL SHARES ASSUMED FROM
 EXERCISE OF STOCK OPTIONS                   55               76                   18               90
                                         ------           ------               ------           ------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - ASSUMING FULL DILUTION               11,492           11,465               11,530           11,457
                                         ======           ======               ======           ======
NET INCOME PER COMMON SHARE
  -PRIMARY BASIS                          $0.30            $0.31                $0.45            $0.32
                                         ======           ======               ======           ======
  - ASSUMING FULL DILUTION                $0.30            $0.31                $0.45            $0.32
                                         ======           ======               ======           ======


NOTE 5 - INCOME TAXES

     The income tax provision (benefit) is based on the estimated effective annual tax rate for each fiscal year. The provision (benefit) includes anticipated current income taxes payable or refundable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

     The federal and state income tax provision (benefit) consists of the following (in thousands):




                                     Three months ended         Nine months ended
                                         January 31,               January 31,
                                      ------------------        ------------------
                                       1995       1994           1995       1994
                                      -------    -------        -------    -------
Income (loss) before income taxes     ($1,450)    $6,009         $2,156     $7,131
                                      =======    =======        =======    =======
Income tax provision (benefit)
  Federal                             ($5,229)    $1,826        ($4,363)    $1,989
  State                                  (218)       209           (182)       293
                                      -------    -------        -------    -------
                                      ($5,447)    $2,035        ($4,545)    $2,282
                                      =======    =======        =======    =======

  Current                             ($2,802)    $2,035        ($1,900)    $2,282
  Deferred                             (2,645)        --         (2,645)        --
                                      -------    -------        -------    -------
                                      ($5,447)    $2,035        ($4,545)    $2,282
                                      =======    =======        =======    =======


     In the quarter ended January 31, 1995, the Company recorded current and deferred income tax benefits of $5.4 million associated with elections made by the Company under Internal Revenue Service
(IRS) Regulations regarding the calculation and use of NOL carryforwards. These elections required the Company to reduce its federal NOL by approximately $8.2 million and its state NOL by approximately $5.9 million. These reductions relate to interest expense recorded on debts which were converted to equity in the reorganization and taxable income not recognized on the conversion of debt to stock. However, the elections permit the remaining NOL to offset taxable income without annual limitation.
     Accordingly, the Company amended its tax returns for fiscal year 1993 and filed its 1994 tax returns to reflect utilization of its remaining federal and state NOL without annual limitation.
This results in anticipated refunds of prior year and current year taxes and deposits aggregating approximately $1.9 million. The Company can expect audits of its tax returns by various taxing authorities for the years ending after April 30, 1991. The results of any such examinations could affect the amount of NOL carryforwards available to offset future tax liabilities. The Company's remaining NOL at January 31, 1995 is approximately $14.5 million for federal income tax and $13.2 million for state income tax purposes.

     At January 31, 1995 and April 30, 1994, deferred tax assets and liabilities were comprised of the following (in thousands):

                                         January 31,    April 30,
                                           1995           1994
  Current deferred tax assets:           ---------      ---------
     Non-deductible accruals             $   1,533      $  1,953
    Reserves for doubtful accounts
       and discounts                           228           244
                                         ---------      ---------
       Net current deferred tax assets       1,761         2,197

  Non-current deferred tax assets:
     Tax benefit of net operating
       loss carryforward                     5,493        11,028
     Valuation allowance against
       tax benefit of net operating loss    (2,470)      (11,028)
                                         ---------      --------
                                             3,023            -0-
  Non-current deferred tax liabilities:
     Differences in depreciation and
       capitalization of assets for
       financial reporting and tax
       purposes                             (1,607)       (2,181)
                                         ---------      --------

       Net long-term deferred tax
          assets (liabilities)           $   1,416     ($  2,181)
                                         =========      ========

  Total net deferred tax asset           $   3,177      $     16
                                         =========      ========

     Management has assessed the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any IRS audits. After considering the foregoing factors and maintaining its desire to remain conservative in its application of SFAS 109, management believes that a valuation allowance of approximately $2.5 million is necessary. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.


NOTE 6 - REORGANIZATION CREDITS AND MISCELLANEOUS INCOME

     During the quarter ended January 31, 1995, the Company reduced certain valuation and holding cost reserves associated with its remaining non-core assets. This resulted in reorganization credits of $493,000.

     Miscellaneous income in the quarter ended January 31, 1995 includes $0.3 million of gains on repurchase of debt and $0.2 million of interest income. Miscellaneous income in the nine months ended January 31, 1995 includes $0.4 million of gains on repurchase of certain debt obligations and $0.4 million of interest income.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation would not have a material adverse impact upon the Company's consolidated financial condition or results of operations.

     The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. The Company believes it is in substantial compliance with all existing regulations and orders. Various government agencies are considering new regulations, including those related to log yard management and disposal of log yard waste. Management believes that it will be able to comply with any final regulations in this area without a material adverse impact on its financial condition or results of operations.





Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

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

     In fiscal 1992, 1993 and 1994, lumber prices rose during the winter and spring months in anticipation of the coming building season, and then fell as the building season actually commenced.
In the fall of 1994, lumber prices began declining, as is more historically typical. During January 1995, lumber prices generally increased from levels reached in December 1994. Log prices did not decline during the fall and winter months. This resulted in lower gross margins.

     Log prices, while very high by historical standards, generally allow a small gross profit margin at current lumber prices.
However, there can be no assurance that the margins recently experienced by the Company will continue or improve.

     The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item.

                                             Income and Expense Items as a Percentage of Net Sales             Increase (Decrease)
                                     -----------------------------------------------------------------      ------------------------
                                                                                                            Three Months Nine Months
                                             Three Months                          Nine Months                 Ended       Ended
                                           Ended January 31,                     Ended January 31,            1/31/95     1/31/95
                                     ---------------------------           ---------------------------           to          to
                                           1995             1994                 1995             1994        1/31/94     1/31/94
                                     ----------       ----------           ----------       ----------      ----------  ----------
Net sales                                 100.0 %          100.0 %              100.0 %          100.0 %      (28.1)%       5.7 %
Cost of sales                              98.0             86.9                 94.0             90.6        (19.0)        9.7
                                     ----------       ----------           ----------       ----------
Gross profit                                2.0             13.1                  6.0              9.4        (88.8)      (32.3)

Selling, general and
  administrative expense                    3.8              4.5                  3.6              4.6        (39.3)      (15.3)
Reorganization credits                     (0.8)            (0.1)                (0.2)            (0.9)          NM          NM
                                     ----------       ----------           ----------       ----------
Operating income (loss)                    (0.9)             8.8                  2.6              5.8       (107.6)      (51.6)


Interest expense                           (2.4)            (1.9)                (2.1)            (2.4)       (10.8)       (7.3)
Miscellaneous                               0.9              0.2                  0.5              0.1           NM          NM
                                     ----------       ----------           ----------       ----------

Income (loss) before income taxes          (2.4)             7.0                  1.0              3.5       (124.1)      (69.8)


Provision for income taxes (benefit)       (8.8)             2.4                 (2.1)             1.1           NM          NM
                                     ----------       ----------           ----------       ----------
Net income                                  6.5 %            4.6 %                3.1 %            2.4 %        0.6        38.2
                                     ==========       ==========           ==========       ==========



Comparison of Three Months Ended January 31, 1995 and 1994
- ----------------------------------------------------------

     Net sales for the three months ended January 31, 1995 decreased $24.1 million (28%) from the three months ended January 31, 1994. This was principally caused by a 16% decrease in lumber shipments, an 11% decrease in chip deliveries, and a 16% decrease in lumber prices. The reduced lumber and chip deliveries reflect reduced production resulting from a weak lumber market in the current quarter and a very strong market in the prior year quarter.

     Gross profit for the quarter ended January 31, 1995 was 2.0% of net sales, compared to 13.1% of net sales for the quarter ended January 31, 1994. Lumber prices declined by 16% from the quarter ended January 31, 1994, while the Company's log costs declined by only 7%.

     Selling, general and administrative (S, G & A) expenses in the three months ended January 31, 1995 decreased by $1.5 million (39%) from the three months ended January 31, 1994. This decrease was due to lower profit sharing bonus payments stemming from lower pretax profits, as well as the Company's continued focus on cost control. S, G & A expenses were 3.8% of net sales in the quarter ended January 31, 1995, compared to 4.5% of net sales in the quarter ended January 31, 1994.

   During the quarter ended January 31, 1995, the Company reduced certain valuation and holding cost reserves associated with its remaining non-core assets. This resulted in reorganization credits of about $0.5 million. Reorganization credits in the quarter ended January 31, 1994 principally reflect net gains of about $0.1 million on the disposal of certain assets in excess of their carrying values.

     In the quarter ended January 31, 1995, the Company recorded a tax credit of $5.4 million. The Company made certain elections under Internal Revenue Service Regulations which enable it to utilize its net operating loss carryforwards without annual limitation. See Note 5 to Consolidated Financial Statements. In the quarter ended January 31, 1994, the Company recorded a tax provision equal to 32% of pretax profits for the nine months ended January 31, 1994.

Comparison of Nine Months Ended January 31, 1995 and 1994
- ---------------------------------------------------------

     Net sales for the nine months ended January 31, 1995 increased $11.8 million (6%) from the nine months ended January 31, 1994. This increase was principally caused by a 14% increase in lumber shipments and a 9% increase in chip deliveries, offset by a 7% decrease in lumber prices. The higher lumber shipments and chip deliveries in the current year primarily resulted from production curtailments in the quarter ended July 31, 1993 caused by an adverse relationship between product prices and raw material costs, partially offset by reduced production in the quarter ended January 31, 1995 caused by seasonably weak lumber prices. In addition, several mills increased their productivity from the prior nine month period.

     Gross profit for the nine months ended January 31, 1995 was 6.0% of net sales, compared to 9.4% of net sales for the nine months ended January 31, 1994. Average lumber prices in the nine months ended January 31, 1995 were 7% below those of the comparable period last year, while log costs were only 3% below those of the same period in fiscal 1994.

     S,G&A expenses in the nine months ended January 31, 1995 decreased by $1.4 million (15%) from the nine months ended January 31, 1994. This decrease is principally the result of reduced profit-sharing bonus payments. S,G& A expenses were 3.6% of sales in the nine months ended January 31, 1995 and 4.6% of sales in the nine months ended January 31, 1994.

     During the quarter ended January 31, 1995, the Company reduced certain valuation and holding cost reserves associated with its remaining non-core assets. This resulted in reorganization credits of about $0.5 million. Reorganization credits in the nine months ended January 31, 1994 reflect disposal of certain idle assets at amounts exceeding their carrying values.

     During the nine months ended January 31, 1995, the Company recorded a tax benefit of $4.5 million. This benefit reflects the impact of certain elections made by the Company under Internal Revenue Service Regulations to utilize its net operating loss carryforwards without annual limitation. See Note 5 to Consolidated Financial Statements. The Company recorded a tax provision equal to 32% of pretax profits for the nine months ended January 31, 1994. This provision reflects the estimated rate for the fiscal year and expected utilization of net operating loss carryforwards.

Liquidity and Capital Resources
- -------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its various debt obligations.

     During the nine months ended January 31, 1995, the Company's cash and cash equivalents increased by $4.1 million, to $12.2 million at January 31. The increase was principally caused by profitable operations, the return of deposits held to secure various obligations, and reductions in log inventory and timber and related assets. These items were partially offset by capital spending, the optional prepayment of certain debt obligations and scheduled principal repayments, and increases in accounts receivable.

     Working capital decreased by $6.6 million during the first nine months of fiscal 1995, to $38.2 million at January 31. This was principally the result of capital spending, scheduled principal payments and optional prepayments of certain debts, offset by profitable operating activity and the return of cash deposits used to secure certain obligations.

     During the quarter ended October 31, 1994, the Company entered into bonding agreements for its timber acquisition and workers' compensation self-insurance (WCSI) activities. Such bonding allowed the return of approximately $2.1 million in cash deposits the Company had made to secure its timber and WCSI activities.

     During the second quarter of fiscal 1995, the Company repurchased $0.7 million of its unsecured debt at a discount from its carrying value, and made a voluntary prepayment of $2.8 million on its senior secured debt. Approximately 75% of the prepayment was applied to reduce twelve scheduled quarterly principal payments beginning on March 15, 1995 and ending on December 15, 1997. The remaining 25% of the prepayment was applied to the final maturity of the senior secured debt. In the quarter ended January 31, 1995, the Company voluntarily repurchased another $3.3 million face value of its senior secured debt at a discount to its carrying value.

     Capital spending in the first nine months of fiscal 1995 was $5.6 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $1.4 million. The Company had commitments for capital spending of about $0.5 million at January 31, 1995.



                       WTD INDUSTRIES, INC.


                    PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits.

   The Index to Exhibits is located on page 19.

   (b) No reports on Form 8-K were filed during the three months ended January 31, 1995.








                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WTD INDUSTRIES, INC.
                                        -------------------------
                                        (Registrant)


                                    By:  s/Bruce L. Engel
                                        -------------------------
                                        Bruce L. Engel
                                        President

                                    By:  s/K. Stanley Martin
                                        -------------------------
                                        K. Stanley Martin
                                        Vice President-Finance










Dated: March 3, 1995






                        INDEX TO EXHIBITS

                                                       Sequential
                                                           Number
                                                             Page
                                                           Number

10.66     Amendment No. 5 to WTD Industries, Inc.
          Retirement Savings Plan & Trust adopted
          December 28, 1994.                                   20

19        Other reports furnished to securities
          holders with respect to the quarter ended
          January 31, 1995:  President's letter
          excerpted from Interim Report to Shareholders
          for the third quarter of fiscal 1995.                24