Form 10-K
period 1995-04-30
WTD INDUSTRIES INC
filed 1995-07-27
CIK 797543

WTD INDUSTRIES, INC.

United States Securities and Exchange Commission, Washington, D.C.
20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                    Commission file number
April 30, 1995                               0-16158

WTD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon                                       93-0832150
(State of Incorporation)      (I.R.S. Employer Identification No.)

10260 S.W. Greenburg Road, Suite 900 Registrant's telephone number,
Portland, Oregon 97223         including area code: (503) 246-3440
(Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)
__________________________________________________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___  No _______

     State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of July 10, 1995: $18,016,145.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes ___X___ No _______

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of July 10, 1995: Common Stock, no par value: 11,077,074.

     Documents Incorporated by Reference. Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 1995 Annual Meeting of Shareholders.

                   FORM 10-K TABLE OF CONTENTS
Item No.                                                   Page No.

Part I
1.   Business                                                    3

2.   Properties                                                  7

3.   Legal Proceedings                                           7

4.   Submission of Matters to a Vote of Security Holders         7

Part II
5.   Market for the Registrant's Common Stock and
     Related Stockholder Matters                                 8

6.   Selected Financial Data                                    10

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        11

8.   Financial Statements and Supplementary Data                16

9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                     16

Part III
10.  Directors and Executive Officers of the Registrant         17

11.  Executive Compensation                                     20

12.  Security Ownership of Certain Beneficial Owners
     and Management                                             24

13.  Certain Relationships and Related Transactions             25

Part IV
14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K
     (a)(1) Financial Statements                                26
     (a)(2) Financial Statement Schedules                       26
     (a)(3) Exhibit Index                                       26
     (b)    Reports on Form 8-K                                 29

                            PART I
Item 1.   BUSINESS

     WTD Industries, Inc. is a forest products company organized in Oregon in 1983, whose subsidiaries manufacture softwood and hardwood lumber and by-products. WTD Industries, Inc. and its subsidiaries are hereinafter referred to as "WTD" or the "Company." The Company markets its products primarily in the United States and Canada through its subsidiary TreeSource, Inc.

     The Company and its subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code in late January 1991 following extreme adverse conditions in the forest products industry in 1990. WTD emerged from bankruptcy on November 30, 1992 pursuant to the Company's court-approved Second Amended Joint Plan of Reorganization ("Plan") under which it continues to operate.


PRODUCTS AND MARKETS

Softwood Lumber

     The Company manufactures a wide variety of softwood lumber products, predominantly from Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 84% of net sales in fiscal 1995, 83% in fiscal 1994, and 78% in fiscal 1993.

     The Company sells softwood lumber to a large number of customers, primarily distribution centers, wholesalers and directly to large retailers. Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

Other Products

     The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 12% of net sales in fiscal 1995, 11% in fiscal 1994, and 13% in fiscal 1993.

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

     Shipments of wood products are generally made by rail or truck directly from the mill. The Company also makes shipments by barge from certain of its mills with access to port facilities to destinations in Southern California and Hawaii. Exports do not represent a material portion of the Company's net sales.

     The Company does not attempt to accumulate a large backlog of orders. WTD's general practice is to maintain an order file representing about two to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at April 30, 1995 was $6.0 million compared to $7.2 million at April 30, 1994. Backlog on any particular date may not be indicative of the Company's average backlog, or of net sales or the backlog for any succeeding period.

     One customer accounted for 12% of the Company's net sales during fiscal 1995. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

Timber Supply

     The Company generally purchases timber and logs in sufficient quantities to match the current operating requirements of its mills. Management attempts to maintain log inventories equal to an average of three to four weeks' operating requirements, except where seasonal or weather factors necessitate larger volumes. The goals of the Company's procurement strategy are to limit the speculative aspects of timber purchasing and to maintain the Company's adaptability to changing lumber market conditions.

     The Company relies mainly on open market log purchases to supply its raw materials needs. It also purchases timber-cutting contracts ("timber contracts"), primarily at public timber sales, and has historically obtained logs to a minor extent from its own fee timberlands. At April 30, 1995, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, timber contracts and fee timberlands, and total log footage required:

  Year Ended    Open       Timber       Fee            Log
   April 30,   Market     Contracts    Timber      Requirements

     1991       75%          19%         6%         408,000 MBF
     1992       88%           8%         4%         338,000 MBF
     1993       90%           6%         4%         306,000 MBF
     1994       94%           5%         1%         305,100 MBF
     1995       95%           5%         --         317,100 MBF

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

Employees

     The Company and its subsidiaries had approximately 1,100 employees at July 10, 1995. The Company believes that its relations with employees are good. The Company provides its employees with health insurance, paid holidays and vacation time, and maintains an IRC 401(k) retirement savings plan.

Environmental Regulation

     The Company is subject to federal, state and local waste disposal and pollution control regulations, including air, water and noise pollution, which have required, and are expected to continue to require, additional operating and capital expenditures. The Company believes that it is in substantial compliance with all existing regulations and orders. During fiscal 1995, the Company incurred expenditures of approximately $500,000 for waste disposal and pollution control. Such expenditures are projected to be about $900,000 for fiscal 1996 and $600,000 for fiscal 1997. Various governmental agencies are considering regulations regarding log yard management and disposal of log yard waste. The final regulations in these areas may require material expenditures in the future.

Industry Conditions

     The United States lumber industry is highly sensitive to the condition of the nation's economy and tends to experience poor financial results during general economic downturns. In addition, sales traditionally increase in the spring and summer months and decline during the fall and winter months in response to seasonal building construction cycles. However, in fiscal 1993 and 1994, relatively strong lumber demand occurred in the winter months and relatively weak demand occurred during the spring months. Management believes this situation occurred because lumber buyers, concerned about supply in light of public timber harvest restrictions, made defensive purchases before the traditional spring buying period. In addition, demand in the early part of 1994 was muted by severe winter conditions in the midwestern and eastern portions of the U.S. In fiscal 1995, the Company experienced a more typical winter slowdown in lumber demand. Conditions remained weak in the spring due in large measure to high interest rates, increased lumber imports from Canada and high raw materials costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Competition

     The wood products industry is highly competitive and includes a large number of companies manufacturing relatively standardized products. The principal means of competition in the lumber industry are unit production costs, pricing, product quality, and the ability to satisfy customer needs promptly. The Company feels it competes effectively based on the foregoing factors. Some of WTD's competitors are large, integrated companies with substantially greater total resources than those of the Company. Some of these competitors have a significant base of low-cost fee timberlands and timber contracts. The Company could be at a disadvantage to such competitors since it relies on the open log market to supply the bulk of its raw materials requirements. See the sections entitled "Timber Supply" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.   PROPERTIES

MANUFACTURING FACILITIES(1)
                                                *** Thousand board feet ***
                                                   Fiscal   Est. Annual
                                                    1995    Production
                                                 Production Capacity(2)
                                                   -------    -------
Softwood Lumber
Burke Lumber Co., West Burke, Vermont                48,000     46,000
Central Point Lumber Co., Central Point, Oregon(3)   39,000    110,000
Glide Lumber Products Co., Glide, Oregon            102,000    125,000
Morton Forest Products Co., Morton, Washington       53,000     90,000
North Powder Lumber Co., North Powder, Oregon        50,000     90,000
Pacific Softwoods Co., Philomath, Oregon             57,000     80,000
Philomath Forest Products Co., Philomath, Oregon    141,000    245,000
Sedro-Woolley Lumber Co., Sedro-Woolley, Washington  46,000    140,000
Spanaway Lumber Co., Tacoma, Washington(3)           43,000     85,000
Trask River Lumber Co., Tillamook, Oregon(3)         49,000    120,000
Tumwater Lumber Co., Tumwater, Washington(3)         52,000     70,000

Hardwood Lumber
Pacific Hardwoods-South Bend Co.,
 South Bend, Washington(3)                           13,000     19,000

(1) The machinery and equipment of all facilities are subject to the security interests of certain lenders.
(2) Capacity is generally computed using a two shift-per-day, five day-per-week operating schedule.
(3) These subsidiaries lease all or a substantial portion of the real property on which the mill is located pursuant to ground leases.

Item 3.   LEGAL PROCEEDINGS

     On or about January 30, 1991, WTD Industries, Inc. and each of its subsidiaries (see Exhibit 21 for list) filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The proceeding was filed in the United States Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is entitled: "In re Sedro-Woolley Lumber Co., WTD Industries, Inc., TreeSource, Inc., et al.", Case Numbers 91-00707 through 91-00721, 91-00736 through 91-00741, 91-00752 through 91-00756, 91-00773 through 91-00778, and 91-01140 through 91-01149. The Company's Second Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court on November 23, 1992, effective November 30, 1992.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Principal Market

     Registrant's Common Stock is traded in the over-the-counter market. Quotations are reported on the National Market System of the National Association of Securities Dealers (NASD). The Company's stock trades under the NASDAQ symbol WTDI. The number of holders of record of WTD Industries, Inc. Common Stock at July 10, 1995 was 735. The Company estimates that the total number of its direct and beneficial shareholders is approximately 5,000.

Stock Price and Dividend Information

     From December 2, 1991 through March 17, 1994, WTD Common Stock was reported in the Small Cap Issues section of NASDAQ. Since
March 18, 1994, the Common Stock of WTD has been included in the NASDAQ National Market System.

     The following tables show the stock price range or the price quotes, as applicable, for the two years ended April 30, 1995:

      Fiscal Year Ended                      Stock Price Range
       April 30, 1995                          Low      High
      -----------------                      -----------------
       First Quarter                         $2.21875   $3.250
       Second Quarter                        $1.953125  $2.750
       Third Quarter                         $1.625     $2.50
       Fourth Quarter                        $1.625     $2.125

                                              Stock Quotes
      Fiscal Year Ended                   Bid             Ask
       April 30, 1994                 Low     High    Low     High
     -------------------             ------  ------  ------  ------
       First Quarter                 $1.625  $2.750  $1.750  $2.875
       Second Quarter                $1.625  $2.125  $1.750  $2.250
       Third Quarter                 $1.625  $2.625  $1.875  $2.750
       Fourth Quarter (1)            $2.375  $3.875  $2.625  $4.125

      Fiscal Year Ended                      Stock Price Range
       April 30, 1994                   Low                 High
     -------------------             ----------          ----------
       Fourth Quarter (2)              $2.875              $4.750

     (1) Quotes reported for the period February 1, 1994 through March 17, 1994.

     (2) Prices reported for the period March 18, 1994 through April 30, 1994.

     The share prices shown are those published by the NASD and represent prices between dealers. They do not include retail markups, markdowns, or commissions and, in the case of bid and ask quotes, may not represent actual transactions. Prior to the Company's October 1986 public stock offering, there was no public trading market for its Common Stock.

     WTD does not pay any cash dividends on its Common Stock. The
Company's various debt instruments restrict the payment of dividends. See Notes 4 and 6 to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

WTD INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA
(In Thousands, Except Per-Share Amounts and Ratios)

                                                                                YEAR ENDED APRIL 30,
                                                     -----------------------------------------------------------
                                                         1995        1994        1993        1992        1991
                                                        --------    --------    --------    --------    --------
NET SALES                                               $274,966    $278,115    $246,887    $213,896    $243,931
COST OF SALES                                            262,334     253,732     227,040     195,386     250,468
                                                        --------    --------    --------    --------    --------
GROSS PROFIT (LOSS)                                       12,632      24,383      19,847      18,510      (6,537)

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                                 10,366      12,423      12,615      12,047      20,957
REORGANIZATION CHARGES (CREDITS)                            (532)     (2,487)        563       3,272      58,000
                                                        --------    --------    --------    --------    --------
OPERATING INCOME (LOSS)                                    2,798      14,447       6,669       3,191     (85,494)

INTEREST EXPENSE                                          (5,972)     (6,541)     (2,864)       (235)    (10,197)
OTHER INCOME                                               1,228         418         151          36         589
                                                        --------    --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES                         (1,946)      8,324       3,956       2,992     (95,102)

PROVISION FOR INCOME TAXES (BENEFIT)                      (5,646)      2,024       1,543       1,167      (9,950)
                                                        --------    --------    --------    --------    --------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                                      3,700       6,300       2,413       1,825     (85,152)

EXTRAORDINARY ITEMS                                           --          --      21,345       1,167          --
                                                        --------    --------    --------    --------    --------
NET INCOME (LOSS)                                          3,700       6,300      23,758       2,992     (85,152)

PREFERRED DIVIDENDS                                        2,126       1,616         647          --          --
                                                        --------    --------    --------    --------    --------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                                     $1,574      $4,684     $23,111      $2,992    ($85,152)
                                                        ========    ========    ========    ========    ========

NET INCOME (LOSS) PER
  COMMON SHARE, PRIMARY
  - before extraordinary items                             $0.14       $0.41       $0.29       $0.73     ($34.17)
  - extraordinary items                                       --          --       $3.46       $0.47          --
  - net income (loss)                                      $0.14       $0.41       $3.75       $1.20     ($34.17)
    Average shares outstanding (1)                        11,492      11,433       6,166       2,492       2,492

NET INCOME (LOSS) PER
  COMMON SHARE, FULLY DILUTED
  - before extraordinary items                             $0.14       $0.41       $0.28       $0.73     ($34.17)
  - extraordinary items                                       --          --       $3.43       $0.47          --
  - net income (loss)                                      $0.14       $0.41       $3.71       $1.20     ($34.17)
    Average shares outstanding (1)                        11,510      11,519       6,231       2,492       2,492

CASH DIVIDENDS PER COMMON SHARE                               --          --          --          --          --

PERIOD END BALANCES
   Working capital                                       $33,740     $44,796     $39,255     $46,162     $35,069
   Total assets                                           88,944      97,100     100,039     113,561     106,038
   Long-term debt, excl. current maturities (2)           51,421      60,587      64,184         519       7,457
   Liabilities subject to compromise (2)                      --          --          --     134,351     126,935
   Stockholders' equity (deficit)                         20,076      18,512      13,684     (43,553)    (46,545)

SELECTED FINANCIAL RATIOS
   Net income (loss) to average:
     Total assets                                            4.0 %       6.4 %      22.2 %       2.7 %     (52.1)%
     Stockholders' equity                                   19.2 %      39.1 %        NM          NM          NM
     Average stockholders' equity to average
     total assets                                           20.7 %      16.3 %        NM          NM          NM

(1) Restated to reflect effect of four-for-ten reverse split as of November 30, 1992.
(2) During fiscal 1992, the Company reclassified certain debt obligations between fully secured debt and liabilities subject to compromise.
NM - Not Meaningful


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

     In fiscal 1995, demand for U.S. lumber experienced a protracted decline. This appears to be primarily the result of two factors. First, mortgage interest rates continued rising from about 7% in January 1994 to a high of 9.2% in December 1994. This rise had a negative impact on U.S. lumber demand during the second half of the Company's 1995 fiscal year. Second, a widening gap in the exchange rate between the U.S. Dollar and the Canadian Dollar, combined with government-subsidized logs in Canada costing substantially less than those in much of the U.S., encouraged imports of lumber from Canada. The combination of reduced domestic demand and increased imports caused an overall 10% reduction in the Company's fiscal 1995 lumber prices when compared to those of the prior year, and an 18% decline in prices in the second half of fiscal 1995 when compared to the same period in 1994. Although a resurgent paper market led to substantial chip price increases in the second half of fiscal 1995, this also helped to maintain higher log prices. Log pricing also remained high in relation to the domestic lumber market because of strong export log demand due in part to a strong Japanese Yen. As a result of these factors, the percentage decline in lumber prices for the year ended April 30, 1995 was approximately double the percentage decline in the Company's log costs. This caused a 48% decline in gross margins in fiscal 1995.

     The Company curtailed operations in response to these weak market conditions. Reduced operations at selected mills and temporary curtailments at others will continue until operating conditions improve.

Raw Materials

     Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs. WTD's log inventory policy is to maintain, where possible, a supply equal to three to four weeks of production.

     During the 1980's, public timber accounted for a significant portion of the supply used by the forest products industry in the Pacific Northwest. On June 22, 1990, the northern spotted owl was listed by the U.S. Fish and Wildlife Service as a threatened species in Oregon, Washington and Northern California. This required the U.S. Forest Service (USFS) and Bureau of Land Management (BLM) to develop plans to protect the owl's habitat, primarily in old-growth timber, by limiting timber harvests on public lands in the Pacific Northwest. This decision resulted from many years of controversy and litigation surrounding the harvest of "old-growth" timber in Oregon, Washington and Northern California. Since that time, new controversies surrounding ecosystem management, biological diversity, and species such as the marbled murrelet and various strains of wild salmon, have caused the USFS and BLM to further limit timber harvests.

     The USFS and BLM have proposed new policies regarding logging on public lands that would reduce public timber harvests to 20% to 30% of the 1980's harvest levels. Programs have also been proposed in Congress to increase the harvest of diseased timber. However, implementation of such plans have been delayed by industry and preservationist litigation. This will extend the period before implementation can occur, and may require significant changes to the proposed rules.

     During fiscal years 1993, 1994 and 1995, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. The ability to maintain the present level of operations at the Company's mills depend on a continuing supply of logs from these private sources. The Company's ability to increase production above present levels would be enhanced by an increased availability of timber from public lands in the Northwest.

     The sharp reduction in available timber in the Pacific Northwest contributed to increased open market log costs since the late 1980's. However, log costs have stabilized, although at much higher levels, in the Company's last two fiscal years. The Company has generally been able to obtain sufficient raw materials for its mills from private sources at prices which ensure a gross margin. However, management anticipates that uncertainty associated with timber supply issues, combined with a continued lack of significant public timber sale activity, may contribute to further log price volatility. Log and lumber markets may continue to experience rapid changes in values due to actual and perceived market conditions throughout the Company's 1996 fiscal year, which may sometimes result in inconsistent relationships between log and lumber prices. These changes could result in large swings in the gross margin on lumber produced. The long-term impact of this issue cannot be predicted at this time.

Yearly Comparisons

     The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:


                                                                                         Percentage
                                                                                     Increase (Decrease)
                                              Income and Expense Items as a            -----------------
                                                 Percentage of Net Sales              1995         1994
                                        --------------------------------------         vs           vs
                                           1995           1994           1993         1994         1993
                                         ------         ------         ------         ------       ------
Net sales                                 100.0  %       100.0  %       100.0 %         (1.1)%       12.6 %
Cost of sales                              95.4           91.2           92.0            3.4         11.8
                                         ------         ------         ------
Gross profit                                4.6            8.8            8.0          (48.2)        22.9

Selling, general and
  administrative expense                    3.8            4.5            5.1          (16.6)        (1.5)
Reorganization charges (credits)           (0.2)          (0.9)           0.2          (78.6)          NM
                                         ------         ------         ------
Operating income                            1.0            5.2            2.7          (80.6)       116.6


Interest expense                           (2.2)          (2.4)          (1.2)          (8.7)       128.4
Miscellaneous                               0.4            0.2            0.1          193.8        176.8
                                         ------         ------         ------

Income (loss) before income taxes          (0.7)           3.0            1.6             NM        110.4

Provision for income taxes (benefit)       (2.1)           0.7            0.6             NM         31.2
                                         ------         ------         ------
Income before extraordinary items           1.3            2.3            1.0          (41.3)       161.1

Extraordinary items                          --             --            8.6             NM           NM
                                         ------         ------         ------

Net income                                  1.3  %         2.3  %         9.6 %        (41.3)       (73.5)
                                         ======         ======         ======

NM - Not Meaningful
Note: Percentages may not add precisely due to rounding


     Effective November 30, 1992, the Company and each of its subsidiaries reorganized under Chapter 11 of the Federal Bankruptcy Code and made distributions under its Plan of Reorganization (the
"Plan").

Comparison of 1995 to 1994

     Net sales for the year ended April 30, 1995 decreased by $3.1 million (1 percent) from the year ended April 30, 1994. This decrease was mainly the result of a 10 percent decrease in lumber prices, partially offset by a 5 percent increase in lumber production, a 6 percent increase in chip production and a 7 percent increase in chip prices.

     Gross profit in fiscal 1995 was 4.6 percent of sales versus
8.8 percent of sales in fiscal 1994. Lumber prices received by the Company during fiscal 1995 were, on average, 10 percent lower than in fiscal 1994, while the Company's log costs were, on average, only 3 percent lower than in the prior year.

     Selling, general and administrative (SG&A) expenses in the year ended April 30, 1995 decreased by $2.1 million (17 percent) from those of a year earlier. This decrease was the result of lower profit-sharing bonus payments resulting from a lower level of pretax profits, as well as from ongoing efforts to reduce overhead expenses. SG&A expenses were 3.8 percent of sales in fiscal 1995 versus 4.5 percent of sales in fiscal 1994.

     Reorganization credits in fiscal 1995 primarily reflect the reduction of certain valuation and holding cost reserves associated with the Company's remaining non-core assets. Reorganization credits in fiscal 1994 primarily reflect gains recognized on the sale of idle assets. See Note 7 to Consolidated Financial Statements.

     Interest expense in the year ended April 30, 1995 was $0.6 million below that incurred in the year ended April 30, 1994. This decrease was the result of both scheduled and voluntary reductions of debt.

     The Company's tax benefit in fiscal 1995 was 290 percent of its pretax loss, pursuant to the provisions of SFAS Number 109.
See Note 5 to Consolidated Financial Statements.

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

     Reorganization credits in fiscal 1994 primarily reflect gains recognized on the sale of idle assets. Reorganization charges in fiscal 1993 primarily reflect professional fees related to the Chapter 11 proceedings, net of interest income on restricted cash and changes in reserve accounts. See Note 7 to Consolidated Financial Statements.

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

     The Company's tax provision in fiscal 1994 was 24 percent of pretax income, pursuant to the provisions of SFAS Number 109. In accordance with APB 11, the Company in fiscal 1993 recorded a tax provision at statutory rates and an offsetting extraordinary credit due to net operating loss carryforward utilization. See Notes 5 and 7 to Consolidated Financial Statements.

     In fiscal 1993 the Company recognized an extraordinary gain
(before tax effect) on debt restructure of $19.8 million as a result of distributions under the Plan. See Note 7 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1995, the Company had net working capital of $33.7 million, or $11.1 million less than at April 30, 1994. The working capital decrease was primarily the result of capital spending, scheduled principal payments and voluntary prepayments of certain debts, and dividends paid on the Company's Series A preferred stock, offset by operating activity and the return of deposits held to secure certain obligations.

     Cash and cash equivalents decreased by $2.1 million during the year ended April 30, 1995, to $6.0 million at year-end. Approximately $14.3 million of cash was provided by operations. About $9.0 million was used to repay various debt obligations. The Company also paid $2.2 million in dividends to holders of its Series A preferred stock.

     During fiscal 1995, the Company spent $6.5 million for capital improvements to its facilities. Capital spending for the year ending April 30, 1996 is currently projected to be approximately $3.5 million. The Company had no material commitments for capital additions at April 30, 1995.

     During fiscal 1995, the Company entered into bonding agreements for its timber acquisition and workers' compensation self-insurance (WCSI) activities. Such bonding allowed the return of approximately $2.1 million in cash deposits made to secure its timber and WCSI activities.

     The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. There is no assurance that such cash will be sufficient to fund the Company's operations. Substantially all of the Company's assets are pledged to secure various debt obligations.

     The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of tangible net worth and adjusted cumulative operating income (as defined). See Note 4 to Consolidated Financial Statements. At April 30, 1995 the Company's tangible net worth was $19.3 million compared to $10 million required by the covenant. At that same date, the Company's adjusted cumulative operating income was $24.1 million, compared to $20.0 million required. The fiscal 1995 results and the expectation of results for the first quarter of fiscal 1996 were such that the Company negotiated an amendment to the tangible net worth and adjusted cumulative operating income covenants as of May 1, 1995. The required level of tangible net worth increases to $15 million for the period from May 1, 1995 through October 31, 1995, decreases to $13.5 million from November 1, 1995 through April 30, 1996, and increases to $15.0 million from May 1, 1996 through April
30, 1998.   The covenant originally required maintenance at the $15
million level for the period May 1, 1995 through April 30, 1998. The required level of adjusted cumulative operating income increases to $22.5 million at January 1, 1996, to $27.5 million at May 1, 1996 and to $35.0 million at May 1, 1997. The covenant originally required maintenance at the $33 million level from August 1, 1995 through April 30, 1996, $40 million during fiscal 1997, and $50 million for fiscal 1998. During the year ended April 30, 1995, the Company's adjusted cumulative operating income increased by $3.2 million despite a pretax loss of $1.9 million. Improved operating results will be necessary for the Company to remain in compliance with its Credit and Security Agreement.

     The Company has no floating rate debt, but the dividend rate on its Series A preferred stock varies based on Bank of America's prime rate in effect at the time the dividends are declared. Based on the prime rate in effect at July 10, 1995, annual preferred dividends would increase by about $0.2 million from the amount incurred in the year ended April 30, 1995.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report which begins at page 26.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are:

        Name                Age                 Position
H. Raymond Bingham           49           Director
Scott Christie               46           Director
Bruce L. Engel               54           Director and President
L. Robert Hoffman            42           Vice President
David J. Loftus              53           Treasurer
K. Stanley Martin            53           Director, Vice President-
                                           Finance and Chief
                                           Financial Officer
Robert J. Riecke             45           Director, Vice President-
                                           Administration, General
                                           Counsel and Secretary
John C. Stembridge           36           Vice President-Sales and
                                           Marketing
James R. Wilson              45           Vice President-Timber
William H. Wright            60           Director

     The composition of the Board of Directors of the Company is determined by Article XII of the Company's Second Amended Joint Plan of Reorganization (the "Plan"). The Plan provides that from its Effective Date until the Company's 1995 annual meeting of shareholders, the Board of Directors of the Company shall consist of seven positions, including six that existed prior to the Effective Date, and the seventh to be filled by certain creditors of the Company. Mr. Howard E. Leppla was named as director by these creditors. Mr. Leppla resigned his directorship, effective July 6, 1995. At its annual meeting in calendar year 1995, the Board seats held by Mr. Bingham and Mr. Christie will be filled by election of the shareholders. The seat vacated by Mr. Leppla will also be filled if a suitable candidate is identified for nomination prior to the Annual Meeting of Shareholders in September 1995. At its annual meeting during calendar year 1996, the remaining four Board seats will be filled by election of the shareholders. In the event the Company fails to make a certain number of scheduled dividend payments or if a certain financial ratio covenant violation has occurred and is continuing on its Series A preferred stock, holders of such stock may, under the circumstances and in the manner provided in the Company's Fourth Restated Articles of Incorporation, elect a majority of the Board of Directors by replacing incumbent Board members or increasing the size of the Board.

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

     David J. Loftus was appointed treasurer of the Company in October 1993 and continues to serve as vice president-finance of TreeSource, the Company's marketing subsidiary, a position he has held since May 1986. As treasurer, Mr. Loftus is primarily responsible for cash management matters and credit and banking relationships. For the eight years prior to joining TreeSource, Mr. Loftus served as the assistant treasurer for a publicly-traded company with operations in the forest products industry.

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

     John C. Stembridge was appointed vice president-sales and marketing of the Company in February 1995. Mr. Stembridge joined TreeSource, the Company's marketing subsidiary, in 1989 and continues to serve as its vice president and general manager, a position he has held since June 1991. Mr. Stembridge has primary responsibility for managing all aspects of the Company's lumber sales and transportation. For the nine years prior to joining TreeSource, Mr. Stembridge was involved in domestic and export lumber sales, primarily with North Pacific Lumber Co.

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

     Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that, during fiscal 1995, all Section 16(a) filing requirements applicable to its executive officers, directors and owners of more than 10 percent of the Company's Common Stock were complied with.


Item 11.  EXECUTIVE COMPENSATION


                  SUMMARY COMPENSATION TABLE

     The following table shows the cash and non-cash compensation paid by the Company for the last three fiscal years to the chief executive officer and the four other most highly compensated executive officers.

                                        Annual Compensation
Name and Principal Position      Year     Salary      Bonus
- ---------------                  ----       ----       ----
Bruce L. Engel                   1995   $300,000    $48,200
President                        1994   $300,000   $151,936
                                 1993   $300,000   $100,553

K. Stanley Martin                1995   $120,000    $19,280
Vice President-Finance and       1994   $104,250    $51,659
 Chief Financial Officer         1993    $89,958    $39,216

Robert J. Riecke                 1995   $132,000    $21,209
Vice President-                  1994   $132,000    $66,853
 Administration, General         1993   $123,500    $48,484
 Counsel and Secretary

John C. Stembridge               1995    $86,667    $15,539
Vice President-Sales and         1994    $80,000    $45,944
 Marketing                       1993    $76,667    $38,303

James R. Wilson                  1995    $85,833    $12,853
Vice President-Timber            1994    $70,250    $41,245
                                 1993    $54,000    $11,058


                     OPTION GRANTS IN LAST FISCAL YEAR

No executive officer named above received option grants during the fiscal year ended April 30, 1995.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                  AND FISCAL YEAR-END OPTION VALUES

     The following table provides information on option exercises for the last fiscal year by the named executive officers and the value of such officers' unexercised options as of April 30, 1995:

                                                               Value of Unexercised
                  Shares         Number of Unexercised         In-the-Money Options
                 Acquired      Options at April 30,1995           at April 30, 1995
Name           or Exercised  Exercisable   Unexercisable   Exercisable   Unexercisable
- --------           -------      -------        -------        -------        -------
Bruce L. Engel      --            230,400        153,600        $45,653        $30,435
K. Stanley Marti    --             24,200          7,600        $13,010         $1,900
Robert J. Riecke    --             27,400          7,600        $15,550         $1,900
John C. Stembrid    --              6,000          4,000             --             --
James R. Wilson     --              6,000          4,000             --             --

Benefits

     The Company maintains an IRC Section 401(k) retirement savings plan under which employees, including executive officers, are permitted to make salary deferral contributions. Executive officers are not entitled to employer matching contributions pursuant to this plan. The Company pays the costs of administration of the retirement savings plan.

Compensation of Directors

     Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, plus $750 for each additional meeting attended and $225 for each telephone conference meeting attended or written consent minutes executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. Pursuant to the Company's Stock Option Plan, directors who are not employees of the Company each received initial option grants with respect to 35,000 shares of the Company's Common Stock and are entitled to receive option grants with respect to 10,000 shares in subsequent fiscal years to a maximum aggregate of 80,000 shares. Each director was granted options with respect to 10,000 shares in fiscal 1995.

Executive Bonuses

     Monthly discretionary bonuses are paid to the Company's executive officers, as well as other management and administrative employees, pursuant to the Company's profit sharing bonus plan. The bonuses are based upon net pretax profits and are generally allocated according to base salary level. Bonuses paid to executive officers for services rendered to the Company during the year ended April 30, 1995 are included in the amounts shown in the "Summary Compensation Table."

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

Board Compensation Committee Report on Executive Compensation

     The Compensation Committee is composed of three independent non-employee directors.

     The Compensation Committee is responsible for recommending to the full Board of Directors, for its approval, the base compensation for all executive officers. Executive officers who serve on the Company's Board of Directors do not participate in any deliberations or decisions regarding their own compensation. The Compensation Committee receives recommendations from the Chief Executive Officer regarding appropriate levels of base compensation for the other executive officers.

     Awards to executive officers (and other employees) under the Company's 1986 Amended and Restated Stock Option Plan are made by the Compensation Committee acting as an Administrative Committee.

     The Company's executive officer compensation policies are designed to attract, motivate and retain senior management by providing an opportunity for overall competitive compensation based on an adequate base compensation amount and participation in a profit based bonus system in effect for all salaried employees of the Company.

     The profit sharing component of the overall compensation system is designed to reward all salaried employees, including executive officers, in relation to the Company's monthly performance and to encourage salaried employees at all levels of the Company to work together for the common goal of maximizing profits. Salaried employees at the WTD corporate level (including all executive officers) receive 10% of monthly consolidated pre-tax profits, allocated according to base salary level.

     It is the Company's practice to participate in and use, as a basis for comparison, an analysis of executive compensation in the Northwest prepared by the compensation consulting group of Milliman & Robertson, Inc. This analysis is useful in establishing base salary levels and monitoring overall compensation levels as compared to other publicly-traded companies of similar size. Executive officers' compensation paid during fiscal 1995, with respect to both base and total cash compensation, was below the median levels published in the 1994/1995 Milliman & Robertson compensation survey of all industries.

     The Company also uses long term stock-based incentive opportunities in the form of options to purchase the Company's Common Stock. The Company's Amended and Restated 1986 Stock Option Plan provides for the grant of stock options to employees of the Company to purchase shares of the Company's Common Stock subject to minimum exercise price limitations imposed by the Company's Plan of Reorganization. Stock option awards are determined on a discretionary basis by the Compensation Committee. No stock options were awarded to executive officers during the 1995 fiscal year.

     Stock options remaining available for grant to employees
(including executive officers) have a minimum exercise price of the greater of 85% of the fair market value per share of the Company's stock at the time of grant or $3.00 per share.

     The Committee believes that stock-based performance compensation arrangements are beneficial in aligning management's and shareholders' interests in the advancement of shareholder value.

     WTD provides the same group life and health insurance coverage to executive officers as other employees and requires all employees, including executive officers, to pay approximately 25% of health insurance premiums by payroll deduction.

     The Company allows its executive officers and all other employees to contribute a percentage of their compensation to the Company-sponsored 401(k) Retirement Savings Plan. Executive officers and other salaried employees are not generally entitled to matching contributions.

     Neither the executive officers nor other employees are covered by any other Company-sponsored retirement plans.


Chief Executive Officer Compensation

     All of the policies described above apply to Mr. Engel's compensation. No additional benefits or requirements specifically apply to the chief executive officer.

     Mr. Engel's 1995 base salary of $300,000 is below the median for chief executive officers of comparably sized public companies, as published by the Milliman & Robertson compensation survey. Mr. Engel received a cash bonus of $48,200 during fiscal 1995 under the profit sharing plan described above, reflecting profitable operations during the first half of the fiscal year. Mr. Engel's bonus and total compensation amounts were below the published median levels.

Stock Performance Graph

     The stock performance graph required by this item is included under the caption Executive Compensation in the Company's Proxy
Statement for its 1995 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

                                                  Amount and Nature
Name and Address of Beneficial Owner         of Beneficial Ownership(3)  Percent
- ---------------------                                  --------------     ----
INVISTA Capital Management, Inc., a
subsidiary of Principal Mutual Life Insurance
Company
1500 Hub Tower
699 Walnut
Des Moines, Iowa 50309                              828,111 (1)               7.5%

Howard E. Leppla
3224 Skycroft Drive
Minneaplois, MN 55418                               649,259 (2)               5.8%

                                                     Amount and Nature
Name of Directors and Executive Officers   of Beneficial Ownership(3)(4)    Percent
- ----------------------                           ---------------              ----
H. Raymond Bingham                                   64,000                   0.6%
Scott Christie                                       55,400                   0.5%
Bruce L. Engel(4)                                   616,440                   5.5%
K. Stanley Martin                                    27,200                   0.3%
Robert J. Riecke                                     27,400                   0.3%
John C. Stembridge                                    7,300                   0.1%
James R. Wilson                                       6,100                   0.1%
William H. Wright                                    55,000                   0.5%

All directors and executive officers as a
group (10 persons)                                  890,240                   7.7%

(1) As determined by reference to the beneficial owner's most recent 13 D or G filing.
(2) Mr. Leppla shares with his spouse Mary Leppla voting and investment power as to 608,009 shares beneficially owned. Includes 41,250 shares reserved for issuance to Mr. Leppla under stock options exercisable within 60 days of July 10, 1995. Mr. Leppla was a director of the Company from November 30, 1992 until his resignation on July 6, 1995.
(3)  Beneficial Ownership is calculated as of July 10, 1995.
(4) Includes shares reserved for issuance under options exercisable within 60 days of July 10, 1995 as follows: Mr. Bingham 55,000; Mr. Christie 55,000; Mr. Engel 230,400; Mr. Martin 24,200; Mr. Riecke 27,400; Mr. Stembridge 6,000; Mr. Wilson 6,000; and Mr. Wright 55,000.
(5) Mr. Engel shares with his spouse Teri E. Engel voting and investment power as to 386,040 shares beneficially owned. See
     Note 4 above for details of individual option rights. Certain of Mr. Engel's shares are pledged to third parties in connection with certain personal obligations.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
(a) (1)  Financial Statements                                 Page

     The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

     Report of Independent Certified Public Accountants         31

     Consolidated Statements of Income for the Years
       Ended April 30, 1995, 1994 and 1993                      32

     Consolidated Balance Sheets at April 30, 1995 and 1994     33

     Consolidated Statements of Cash Flows for the Years
       Ended April 30, 1995, 1994 and 1993                      35

     Consolidated Statement of Changes in Stockholders'
       Equity for the Years Ended April 30, 1995,
       1994 and 1993                                            36

     Notes to Consolidated Financial Statements                 37

(a) (2)  Financial Statement Schedules

     The schedules called for under Regulation S-X are not submitted because they are not applicable, are not required, or because the required information is not material or is included in the financial statements or notes thereto.

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

4.2.1     Amendment dated as of October 18, 1994 to Credit
          and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (10)

4.2.2     Amendment dated as of January 27, 1995 to Credit
          and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-
          First National Bank, and Bank of America Oregon.       52

4.2.3     Amendment dated as of May 1, 1995 to Credit and
          Security Agreement dated as of November 30, 1992,
          between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-
          First National Bank, and Bank of America Oregon.       56

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

10.2.1    Letter dated November 18, 1986, from Wausau to
          the Registrant and General Agreement of Indemnity
          dated January 19, 1987, among Wausau, the Reg-
          istrant, Bruce L. Engel and Teri E. Engel.  (6)

10.3      Form of Indemnification Agreement for directors,
          officers and certain employees effective January
          30, 1991.  (9)

10.4      Description of Management Profit-Sharing Bonus
          Plan.  (5)

10.61     WTD Industries, Inc. Retirement Savings Plan
          and Trust dated as of May 1, 1989.  (7)

10.62     Amendment No. 1 to WTD Industries, Inc. Retirement
          Savings Plan and Trust Effective May 1, 1989.  (8)

10.63     Amendment No. 2 to WTD Industries, Inc. Retirement
          Savings Plan and Trust adopted May 30, 1991.  (8)

10.64     Amendment No. 3 to WTD Industries, Inc. Retirement
          Savings Plan and Trust adopted June 26, 1992.  (8)

10.65     Amendment No. 4 to WTD Industries, Inc. Retirement
          Savings Plan and Trust adopted April 30, 1993.  (9)

10.66     Amendment No. 5 to WTD Industries, Inc. Retirement
          Savings Plan and Trust adopted December 28, 1994.  (11)

12.2     Computation of Registrant's Net Income (Loss) to
         Average Total Assets.                                   58

12.3     Computation of Registrant's Net Income (Loss) to
         Average Stockholders' Equity (Deficit).                 59

12.4     Computation of Registrant's Average Stockholders'
         Equity (Deficit) to Average Total Assets.               60

21       Subsidiaries of the Registrant (list updated as
         of July 10, 1995).                                      61

23       Consent of Independent Certified Public
         Accountants.                                            62

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

     (5) Incorporated by reference to the exhibit of like number to the Registrant's Registration Statement on Form S-1 (No. 33-7389) filed with the Commission on July 21, 1986, as amended by Amendment Nos. 1 through 3 thereto filed with the Commission on September 3, 1986, October 14, 1986 and October 24, 1986, respectively.

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

    (10) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, previously filed with the Commission.

    (11) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended January 31, 1995, previously filed with the Commission.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
April 30, 1995.



                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTD Industries, Inc.
(Registrant)



By:  s/ Bruce L. Engel
- -----------------------------------
Bruce L. Engel
President
July 14, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



s/ Bruce L. Engel                  s/ K. S. Martin
- ------------------------------     ------------------------------
Bruce L. Engel                     K. Stanley Martin
President                          Vice President-Finance
(Principal Executive Officer)      (Principal Financial and
and Director                       Accounting Officer)
                                   and Director


s/ H. Raymond Bingham              s/ Scott Christie
- ------------------------------     -------------------------------
H. Raymond Bingham, Director       Scott Christie, Director


s/ William H. Wright               s/ Robert J. Riecke
- ------------------------------     --------------------------------
William H. Wright, Director        Robert J. Riecke
                                   Vice President-Administration
                                   and Director




     Each of the above signatures is affixed as of July 14, 1995.



[MOSS ADAMS LETTERHEAD]





        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders
WTD Industries, Inc.


We have audited the accompanying consolidated balance sheets of WTD Industries, Inc. and subsidiaries (the "Company") as of April 30, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity, for each of the years in the three-year period ended April 30, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTD Industries, Inc. and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1995, in conformity with generally accepted accounting principles.



                              /s/ Moss Adams
                              -----------------------------------
                              MOSS ADAMS



Beaverton, Oregon
June 13, 1995

WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per-Share Amounts)

                                                                      YEAR ENDED APRIL 30,
                                         ------------------------------------------------------------
                                            1995                     1994                    1993
                                           --------                 --------                --------
NET SALES                               $   274,966              $   278,115             $   246,887

COST OF SALES                               262,334                  253,732                 227,040
                                           --------                 --------                --------
GROSS PROFIT                                 12,632                   24,383                  19,847

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                    10,366                   12,423                  12,615
REORGANIZATION CHARGES (CREDITS)               (532)                  (2,487)                    563
                                           --------                 --------                --------
OPERATING INCOME                              2,798                   14,447                   6,669

OTHER INCOME (EXPENSE)
   Interest                                  (5,972)                  (6,541)                 (2,864)
   Miscellaneous                              1,228                      418                     151
                                           --------                 --------                --------
                                             (4,744)                  (6,123)                 (2,713)
                                           --------                 --------                --------
INCOME (LOSS) BEFORE INCOME TAXES            (1,946)                   8,324                   3,956

PROVISION FOR INCOME TAXES (BENEFIT)         (5,646)                   2,024                   1,543
                                           --------                 --------                --------
INCOME BEFORE
  EXTRAORDINARY ITEMS                         3,700                    6,300                   2,413

EXTRAORDINARY ITEMS                              --                       --                  21,345
                                           --------                 --------                --------
NET INCOME                                    3,700                    6,300                  23,758

PREFERRED DIVIDENDS                           2,126                    1,616                     647
                                           --------                 --------                --------
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                   $     1,574              $     4,684             $    23,111
                                           ========                 ========                ========

NET INCOME PER
  COMMON SHARE-PRIMARY
   Income before
     extraordinary items                      $0.14                    $0.41                   $0.29
   Extraordinary items                           --                       --                    3.46
                                           --------                 --------                --------
                                              $0.14                    $0.41                   $3.75
                                           ========                 ========                ========

NET INCOME PER
  COMMON SHARE-FULLY DILUTED
   Income before
     extraordinary items                      $0.14                    $0.41                   $0.28
   Extraordinary items                           --                       --                    3.43
                                           --------                 --------                --------
                                              $0.14                    $0.41                   $3.71
                                           ========                 ========                ========



            The accompanying notes are an integral part of these consolidated financial statements




WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)


                                                                   APRIL 30,
                                                     ------------------------------------------------
                                                         1995                    1994
                                                         -------                 -------
CURRENT ASSETS
   Cash and cash equivalents                        $      6,023             $     8,101
   Accounts receivable, net                               11,404                   8,634
   Inventories                                            18,104                  26,796
   Prepaid expenses                                        4,024                   3,145
   Income tax refund receivable                              503                      --
   Deferred tax asset                                      1,830                   2,197
   Timber, timberlands and
     timber-related assets                                 9,299                  11,743
                                                         -------                 -------
      Total current assets                                51,187                  60,616


NOTES AND ACCOUNTS RECEIVABLE                                 89                     121

TIMBER AND TIMBERLANDS                                       705                     845

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                    2,733                   2,602
   Buildings and improvements                             11,008                  10,067
   Machinery and equipment                                65,511                  60,148
                                                         -------                 -------
                                                          79,252                  72,817

   Less accumulated depreciation                          47,727                  42,001
                                                         -------                 -------
                                                          31,525                  30,816

   Construction in progress                                  600                   1,361
                                                         -------                 -------
                                                          32,125                  32,177

DEFERRED TAX ASSET                                         2,448                      --

OTHER ASSETS                                               2,390                   3,341
                                                         -------                 -------

                                                    $     88,944             $    97,100
                                                         =======                 =======


 The accompanying notes are an integral part of these consolidated financial statements


WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In Thousands, Except Share Information)


                                                                   APRIL 30,
                                                     ------------------------------------------------
                                                         1995                    1994
                                                         -------                 -------
CURRENT LIABILITIES
   Accounts payable                                 $      6,023             $     3,361
   Accrued expenses                                        7,466                   7,946
   Income taxes payable                                       --                     283
   Timber contracts payable                                1,660                   2,292
   Current maturities of long-term debt                    2,298                   1,938
                                                         -------                 -------
      Total current liabilities                           17,447                  15,820

DEFERRED INCOME TAXES PAYABLE                                 --                   2,181

LONG-TERM DEBT, less current maturities                   51,421                  60,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value;
     10,000,000 shares authorized:
       Series A                                           20,688                  20,654
       Series B                                              333                     333
   Common Stock, no par value                             28,641                  28,617
   Additional paid-in capital                                 15                      15
   Retained deficit                                      (29,601)                (31,107)
                                                         -------                 -------
                                                          20,076                  18,512
                                                         -------                 -------

                                                    $     88,944             $    97,100
                                                         =======                 =======


The accompanying notes are an integral part of these consolidated financial statements

WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                     YEAR ENDED APRIL 30,
                                         ------------------------------------------------------------
                                            1995                     1994                    1993
                                            -------                  -------                 -------
CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES:
  Net income                            $     3,700              $     6,300             $    23,758
  Adjustments to reconcile net income to
     cash provided by (used for) operations:
   Depreciation, depletion and amortization   7,058                    8,146                  13,124
   Deferred income tax                       (4,262)                     (16)                     --
   Reorganization charges                      (532)                  (2,487)                    563
   Gain on debt restructure, before
     income tax provision                        --                       --                 (19,802)
   Accounts receivable                       (2,770)                  10,949                  (4,795)
   Inventories                                8,692                   (8,474)                  2,974
   Income taxes                                (786)                     283                      --
   Prepaid expenses                            (879)                    (746)                    208
   Timber, timberlands and
     timber-related assets - current          2,132                    5,691                  (7,975)
   Accruals, payables & other operating
     activities                               1,974                   (5,196)                 (6,449)
                                           --------                 --------                --------
     Cash provided by operating activities   14,327                   14,450                   1,606
                                           --------                 --------                --------
CASH PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES:
  Notes and accounts receivable                  75                       (1)                     63
  Net reductions of (additions to) timber
    and timberlands                             140                       13                    (155)
  Acquisition of property, plant & equipment (6,467)                  (4,066)                 (5,319)
  Cost of holding idle facilities                (7)                    (125)                   (996)
  Proceeds from sale of idle facilities          --                    2,013                   4,819
  Other investing activities                    227                      281                     207
                                           --------                 --------                --------
     Cash used for investing activities      (6,032)                  (1,885)                 (1,381)
                                           --------                 --------                --------
CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES:
  Principal payments on long-term debt       (8,952)                  (4,190)                 (9,646)
  Other assets                                  749                     (853)                    (33)
  Restricted cash                                --                       --                   7,606
  Dividends paid on preferred stock          (2,194)                  (1,616)                   (776)
  Issuance of Common Stock                       24                       71                      10
                                           --------                 --------                --------
     Cash used for financing activities     (10,373)                  (6,588)                 (2,839)
                                           --------                 --------                --------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                        (2,078)                   5,977                  (2,614)

CASH BALANCE AT BEGINNING OF YEAR             8,101                    2,124                   4,738
                                           --------                 --------                --------
CASH BALANCE AT END OF YEAR             $     6,023              $     8,101             $     2,124
                                           ========                 ========                ========
CASH PAID (REFUNDED) DURING
     THE YEAR FOR:
  Interest                                   $6,989                   $7,229                  $2,628
  Income taxes                                ($613)                  $1,742                      --

         The accompanying notes are an integral part of these consolidated financial statements

WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)
                              SERIES A          SERIES B                    ADDI-                STOCK-
                          PREFERRED STOCK    PREFERRED STOCK   COMMON STOCK     TIONAL   RETAINED    HOLDERS'
                          ------  ------    --------------    ------  -----     PAID-IN  EARNINGS     EQUITY
                          SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL  (DEFICIT)   (DEFICIT)
                           -----    -----    -----    -----    -----    -----    ------    ------      ------
Balance at April 30,1992      --       --       --       --    6,229 $ 15,205 $      15 $ (58,773) $  (43,553)

Four-for-ten reverse split    --       --       --       --   (3,737)      --        --        --          --

Shares issued pursuant
   to reorganization plan    269 $ 20,581      197 $ 10,730    1,869    2,934        --        --      34,245

Shares converted              --       --      (91)  (4,974)   3,176    4,974        --        --          --

Stock options exercised       --       --       --       --       11       10        --        --          10

Dividends paid                --       --       --       --       --       --        --      (776)       (776)

Net income                    --       --       --       --       --       --        --    23,758      23,758
                           -----    -----    -----    -----    -----    -----    ------    ------      ------
Balance at April 30, 1993    269   20,581      106    5,756    7,548   23,123        15   (35,791)     13,684

Shares issued pursuant
   to reorganization plan      1       73       --       --       --       --        --        --          73

Shares converted              --       --     (100)  (5,423)   3,464    5,423        --        --          --

Stock options exercised       --       --       --       --       49       71        --        --          71

Dividends paid                --       --       --       --       --       --        --    (1,616)     (1,616)

Net income                    --       --       --       --       --       --        --     6,300       6,300
                           -----    -----    -----    -----    -----    -----    ------    ------      ------
Balance at April 30, 1994    270   20,654        6      333   11,061   28,617        15   (31,107)     18,512

Shares issued pursuant
   to reorganization plan     --       34       --       --       --       --        --        --          34

Stock options exercised       --       --       --       --       16       24        --        --          24

Dividends paid                --       --       --       --       --       --        --    (2,194)     (2,194)

Net income                    --       --       --       --       --       --        --     3,700       3,700
                           -----    -----    -----    -----    -----    -----    ------    ------      ------
Balance at April 30, 1995    270 $ 20,688        6 $    333   11,077 $ 28,641 $      15 $ (29,601) $   20,076
                           =====    =====    =====    =====    =====    =====    ======    ======      ======

                   The accompanying notes are an integral part of these consolidated financial statements


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation and operations - The consolidated financial statements include the accounts of WTD Industries, Inc. and its wholly owned subsidiaries (hereinafter "WTD" or "the Company"). All significant intercompany accounts and transactions have been eliminated.

     The Company operates in one industry segment, the manufacture and sale of softwood and hardwood lumber products, wood chips and other by-products. Most lumber products are sold to wholesalers, distributors or directly to large retailers. The Company's products are used in many applications, including residential and commercial construction, packaging and industrial uses.

     Market conditions in the housing sector deteriorated during the third and fourth quarters of fiscal 1995. Low lumber prices combined with high log prices created losses for the Company during the fourth quarter, a period in which operating results have been historically strong. The Company curtailed production in response to these weak market conditions. Reduced operations at selected mills and temporary curtailments at others will continue until operating conditions improve.

     The fiscal 1995 results and the expectation of results for the first quarter of fiscal 1996 were such that management initiated an amendment to its primary debt agreement. This debt agreement was amended as of May 1, 1995, with respect to certain affirmative financial performance covenants. Improved operating conditions will be necessary for the Company to remain in compliance with its primary debt agreement. See Note 4 to Consolidated Financial Statements.

     The Company's sales are predominantly in the United States; export sales are not material. During the year ended April 30, 1995, the Company had sales to one major customer of $33,346,000, or 12.1% of net sales. During the year ended April 30, 1994, WTD had no sales to any one customer in excess of 10 percent of net sales. The loss of any one customer would not, in the opinion of management, have a material adverse impact on the financial results of the Company.

     Temporary cash investments and trade receivables potentially subject the Company to concentrations of credit risk. The Company places its temporary cash investments with high credit-quality financial institutions, and by policy limits the amount of credit exposure to any one institution. The Company reviews a customer's credit history before extending credit and continuously evaluates its accounts receivable. Concentrations of credit risk on trade receivables are limited due to the Company's large number of customers and their widely varying locations. Generally, the Company does not require collateral or other security to support its trade receivables.

     WTD has from time to time utilized futures contracts to minimize the Company's exposure to adverse movements in the log and lumber markets. This activity has not been significant in the past and the Company had no material futures position at April 30, 1995.

     Cash and cash equivalents - Financial instruments with a maturity of three months or less are considered to be cash equivalents.

     Accounts receivable - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $199,000 and $658,000 at April 30, 1995 and 1994, respectively.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                             APRIL 30,
                                        1995          1994
                                     --------       --------
                Logs                 $  6,100       $ 11,777
                Lumber                 10,808         13,818
                Supplies                1,196          1,201
                                     --------       --------
                                     $ 18,104       $ 26,796
                                     ========       ========


     At April 30, 1995 and 1994, $375,000 and $3,094,000,
respectively, of log inventory was valued at market, which approximated cost. At both April 30, 1995 and 1994, all lumber inventory was valued at market, which represented reductions of $2,729,000 and $2,511,000, respectively, from cost.

     Property, plant and equipment - Property, plant and equipment of the Company's facilities are stated at cost. For financial reporting purposes, the Company uses the units-of-production method for computing depreciation over the estimated useful lives of assets, ranging from ten to thirty years for buildings and improvements, and three to ten years for machinery and equipment. When assets are retired or disposed of, cost and accumulated depreciation are reversed from the related accounts and any gain or loss is included as income.

     Timber and timberlands - Timber and timberlands are stated at the lower of aggregate cost or estimated disposal value, less the amortized cost of timber harvested. The portion of the cost attributable to standing timber is charged against income as timber is cut, at rates determined periodically based on the relationship between unamortized timber value and the estimated volume of recoverable timber. The costs of roads and land improvements are capitalized and amortized over their economic lives. The carrying costs of timber, timberlands and related assets are expensed as incurred. The Company classifies timber and timber-related assets as current or long-term assets based upon expected harvest and disposal plans.

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

     Income taxes - Income taxes are provided for transactions in the year in which they are reflected in earnings, even though they may be reported for tax purposes in a different year. The resulting difference between taxes charged to operations and taxes paid is reported as deferred income taxes. Tax credits are recognized in the year utilized, using the flow-through method. Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes". No gain or loss was recorded as a result of implementing this pronouncement. See Note 5 to Consolidated Financial Statements.

     Accrued expenses - The following is a summary of the components of accrued expenses (in thousands):


                                                  APRIL 30,
                                            1995            1994
                                          --------        --------
          Payroll and related items       $  5,127        $  5,442
          Freight payable                      867             868
          Reserve for disputed and
           unallowed prepetition claims         40             290
          Other                              1,432           1,346
                                          --------        --------
                                          $  7,466        $  7,946
                                          ========        ========


NOTE 2  - NET INCOME PER SHARE

     This computation is based on net income less preferred dividends for the period, divided by the weighted average number of shares of Common Stock and equivalents assumed to be outstanding during the period. Anti-dilutive common stock equivalents are excluded from the calculations.

     The calculations of net income per share for the years ended
April 30, 1995, 1994 and 1993 are summarized below (in thousands, except per-share data):


                                                              YEAR ENDED APRIL 30,
                                         -------------------------------------------------------------
                                            1995                     1994                    1993
                                         ----------               ----------              ----------
INCOME BEFORE EXTRAORDINARY ITEMS       $     3,700              $     6,300             $     2,413
EXTRAORDINARY ITEMS                              --                       --                  21,345
                                         ----------               ----------              ----------
NET INCOME                                    3,700                    6,300                  23,758
PREFERRED DIVIDENDS                           2,126                    1,616                     647
                                         ----------               ----------              ----------
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                   $     1,574              $     4,684             $    23,111
                                         ==========               ==========              ==========


WEIGHTED AVERAGE NUMBER
WEIGHTED AVERAGE SHARES OUTSTANDING(1)       11,075                    9,477                   3,744

ADDITIONAL SHARES ASSUMED FROM:
 Conversion of Series B
  preferred stock                               213                    1,770                   2,367

 Exercise of stock options                      204                      186                      55
                                         ----------               ----------              ----------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - PRIMARY BASIS                            11,492                   11,433                   6,166

ADDITIONAL SHARES ASSUMED FROM
 EXERCISE OF STOCK OPTIONS                       18                       86                      65
                                         ----------               ----------              ----------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - ASSUMING FULL DILUTION                   11,510                   11,519                   6,231
                                         ==========               ==========              ==========


NET INCOME PER COMMON SHARE
 - PRIMARY BASIS
    Before extraordinary items                $0.14                    $0.41                   $0.29
    Extraordinary items                          --                       --                    3.46
                                         ----------               ----------              ----------

                                              $0.14                    $0.41                   $3.75
                                         ==========               ==========              ==========

NET INCOME PER COMMON SHARE
 - ASSUMING FULL DILUTION
    Before extraordinary items                $0.14                    $0.41                   $0.28
    Extraordinary items                          --                       --                    3.43
                                         ----------               ----------              ----------

                                              $0.14                    $0.41                   $3.71
                                         ==========               ==========              ==========

 (1) 1993 shares adjusted for four-for-ten reverse common stock split on November 30, 1992.

NOTE 3  - TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

     The following summarizes the components of timber, timberlands and timber-related assets (in thousands):


                                                   APRIL 30,
                                              1995           1994
                                            --------       --------
     Timber held under contract            $  5,565        $  6,730
     Timber, timberlands
       and timber deposits                    3,353           4,936
     Logging roads (at amortized cost)          381              77
                                           --------        --------
                                           $  9,299        $ 11,743
                                           ========        ========

     Timber and timberlands, long-term     $    705        $    845
                                           ========        ========

     Timber held under contract is comprised of various public and private timber contracts representing approximately 23 million board feet (MMBF) at April 30, 1995 and 19 MMBF at April 30, 1994. Outstanding obligations relating to these contracts at April 30, 1995 and 1994, were $1,660,000 and $2,292,000, respectively.

NOTE 4  - LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                    APRIL 30,
                                                1995        1994
                                              --------    --------

     Senior secured debt, bearing interest
     at 10%; principal payable in quarterly
     installments of $225 through December
     15, 1997, then quarterly installments
     of $400 through December 15, 1998,
     then quarterly installments of $1,000
     beginning March 15, 1999, and a final
     payment in December 2004; secured by
     substantially all assets of the Company
     not otherwise encumbered.                $ 50,523    $ 56,894

     Secured notes, interest at rates from
     8.8% to 11%; payable on various dates;
     secured by various assets.                    987       1,931

     Priority notes, $228 payable in fiscal
     1996, $29 payable in fiscal 1997, $18
     payable in fiscal 1998, plus interest
     at 8.3%; senior to all other unsecured
     obligations.                                  275         468

     Unsecured Senior Subordinated Notes,
     net of discount of $428 ($624 at April
     30, 1994); 8% coupon, effective interest
     rate of 13.3%; semi-annual interest
     payments each June 30 and December 31;
     principal due in full June 30, 2005.        1,048       1,435

     Other unsecured debt, net of discount
     of $229 ($592 at April 30, 1994); pay-
     able in equal annual installments of
     $478; non-interest bearing; effective
     interest rate of  12.3%.                      886       1,797
                                              --------    --------
                                                53,719      62,525

     Less current maturities                    (2,298)     (1,938)
                                              --------    --------
                                              $ 51,421    $ 60,587
                                              ========    ========


     The Company's primary debt agreement includes covenants for maintaining specified levels of income, cash flow, working capital, and collateral coverage. This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. This debt agreement was amended as of May 1, 1995, with respect to two affirmative financial performance covenants. One covenant requires the Company to maintain tangible net worth of $10 million at April 30, 1995, and the second covenant requires the Company to maintain adjusted cumulative operating income (as defined) of $20 million. At April 30, 1995, the Company's tangible net worth and adjusted cumulative operating income were $19.3 million and $24.1 million, respectively. These debt covenants contain escalation provisions over the term of the agreement. The tangible net worth covenant increased to $15 million at May 1, 1995, declines to $13.5 million at November 1, 1995, and increases to $15 million at May 1, 1996. The adjusted cumulative operating income covenant increases to $22.5 million at January 1, 1996, and $27.5 million at May 1, 1996.

     During the year ended April 30, 1995, the Company's adjusted cumulative operating income increased by $3.2 million despite a loss before tax benefit of $1.9 million. See Note 1 to Consolidated Financial Statements.

     In accordance with the Company's primary debt agreement, mandatory additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1995.

     Future minimum repayments under the terms of all of the Company's debt are as follows (in thousands):

                    1996           2,298
                    1997           1,126
                    1998           1,313
                    1999           2,447
                    2000           4,007
                    thereafter    42,528
                                --------
                                $ 53,719
                                ========

NOTE 5  -     PROVISION FOR INCOME TAXES

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

                                           Year Ended April 30,
                                      1995        1994        1993
                                    -------     -------     -------
Income (loss) before income taxes   $(1,946)    $ 8,324     $ 3,956
                                    =======     =======     =======
Income tax provision (benefit):
    Federal                         $(5,052)    $ 1,984     $ 1,345
    State                              (594)         40         198
                                    -------     -------     -------
                                    $(5,646)    $ 2,024     $ 1,543
                                    =======     =======     =======

    Current                         $(1,384)    $ 2,040     $    -
    Deferred                         (4,262)        (16)         -
                                    -------     -------     -------
                                    $(5,646)    $ 2,024     $    -
                                    =======     =======     =======

     The fiscal 1993 tax provision was calculated at statutory rates and the estimated benefits of net operating loss (NOL) carryforwards were recognized as extraordinary items. The tax benefit of NOL carryforwards in fiscal 1993 includes $7.7 million associated with an extraordinary gain on debt restructure.

     The income tax provision in fiscal 1993 differs from the amount computed by applying the federal statutory rate principally as a result of state income taxes. The income tax provision in fiscal 1994 differs from the amount computed by applying the federal statutory rate principally as a result of recognizing the tax benefits of NOL carryforwards. The tax provision in fiscal 1995 differs from the amount computed by applying the federal statutory rate principally as a result of elections made under the Internal Revenue Code regarding the calculation and use of NOL carryforwards.

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

     Accordingly, the Company amended its tax returns for fiscal year 1993 and filed its fiscal year 1994 tax returns to reflect utilization of its remaining federal and state NOL without annual limitation. This results in anticipated refunds of prior year and current year taxes and deposits aggregating approximately $1.9 million, of which $1.45 million had been received as of April 30, 1995. The Company can expect audits of its tax returns by various taxing authorities for the years ending after April 30, 1991. The results of any such examinations could affect the amount of NOL carryforwards available to offset future tax liabilities. The Company's remaining NOL at April 30, 1995 is approximately $18.6 million for federal income tax and $15.9 million for state income tax purposes. These carryforwards expire in 2006 and 2007.

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

     At April 30, 1995 and 1994, deferred tax assets and liabilities were comprised of the following (in thousands):


                                          Year Ended April 30,
                                            1995       1994
                                          --------   --------

Current deferred tax assets:
   Non-deductible accruals                $  1,741   $  1,953
   Reserves for doubtful accounts
     and discounts                              89        244
                                          --------   --------
       Net current deferred tax assets    $  1,830   $  2,197
                                          ========   ========

Non-current deferred tax assets:
   Tax benefit of net operating
     loss carryforward                    $  7,107   $ 11,028
   Valuation allowance against tax
     benefit of net operating
     loss carryforwards                     (2,946)   (11,028)
                                          --------   --------
                                             4,161        --
Non-current deferred tax liabilities:
   Differences in depreciation
     and capitalization of assets for
     financial reporting and tax purposes   (1,713)    (2,181)
                                          --------   --------

       Net long-term deferred tax
         assets (liabilities)             $  2,448   $ (2,181)
                                          ========   ========

Total net deferred tax asset              $  4,278   $     16
                                          ========   ========

     Management has assessed the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any IRS audits. Based upon the above factors, management believes that a valuation allowance of approximately $2.9 million is necessary. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.


NOTE 6  - STOCKHOLDERS' EQUITY

     Stockholders' equity at April 30, 1995 consists of the following:

     Series A preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A preferred stock will be granted voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments.

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

     Common Stock, no par value; 40,000,000 shares authorized; 11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if the remaining outstanding Series B preferred stock is converted to Common Stock.


NOTE 7  - EXTRAORDINARY ITEMS AND REORGANIZATION CHARGES (CREDITS)

     In fiscal 1993, the Company reorganized under Chapter 11 of the Federal Bankruptcy Code and recognized a gain on its debt restructure of $12,102,000 and a tax benefit related to the use of net operating loss carryforwards of $9,243,000. These items, aggregating $21,345,000, were recognized as extraordinary items.
In conjunction with the restructuring, management reduced the value of assets associated with certain facilities to their estimated net realizable value and established certain reserves for expenses related to the cost of holding and disposing of such facilities.
In fiscal years 1993, 1994 and 1995, the reorganization charges and credits related to the Company's sale of idle assets and settlement of obligations at amounts which varied from their original estimates.


NOTE 8  - STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS

     Effective December 30, 1992, the Company's Stock Option Plan ("Option Plan") was amended and restated, and new options were granted. Non-qualified stock options may be granted to directors, independent contractors, consultants, and employees, and incentive stock options may be granted to employees, to acquire up to 1,245,900 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The Option Plan terminates on July 11, 1996, or such earlier time as the Board of Directors may determine. The Option Plan provides for incremental vesting based upon the optionee's period of service with the Company and is administered by the Compensation Committee of the Board of Directors.

     Following is a summary of the activity with respect to the Option Plan for the years ended April 30, 1993, 1994 and 1995:


                                                                          Non-Employee
                                           Employee Stock Options        Stock Options
                                           Option     Number of     Option     Number of
                                            Price       Shares       Price      Shares
                                         ----------   ----------  ----------  ----------
Shares under option at April 30, 1993       $.95625
                                           to $3.00      646,200       $1.50     140,000

Options granted May 3, 1993                   $3.00      119,600       $3.00      40,000

Options exercised                           $.95625
                                           to $1.50      (60,800)                     --

Options cancelled                           $.95625
                                           to $3.00      (54,600)                     --
                                                      ----------              ----------
Shares under option at April 30, 1994                    650,400                 180,000

Options granted                               $3.00       40,000       $3.00      40,000

Options exercised                          $.95625       (16,000)                     --

Options cancelled                           $.95625
                                           to $3.00      (38,000)                     --
                                                      ----------              ----------
Shares under option at April 30, 1995                    636,400                 220,000
                                                         =======                 =======

Shares exercisable at April 30, 1995                     386,240                 206,250
                                                         =======                 =======

     Options for 312,700 shares remain available for grant. The balance of the options will have an exercise price of the greater of $3.00 per share or an amount per share determined by the Plan Administrator, but not less than 85 percent of the fair market value of the Company's Common Stock on the date of grant.

     The Company maintains a weekly discretionary bonus program for its mill workers based on the performance of each production shift at individual mills. The bonus program for mill workers is designed to reward productivity, safety and regular attendance.
The Company also has a monthly discretionary profit sharing bonus program for management and administrative employees. Profit sharing bonuses are based on net pre-tax profits and are generally allocated according to base salary level. Amounts paid under all bonus programs were approximately $6,800,000; $8,500,000; and $7,400,000 in fiscal years 1995, 1994 and 1993, respectively.

     The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute 2 percent to 20 percent of their compensation. The Company matches contributions of employees participating in the Production/Safety/Attendance Bonus program on a monthly basis in an amount as determined from time to time by the Board of Directors. Salaried employees are not generally entitled to matching contributions. During the years ended April 30, 1995, 1994 and 1993 the Company incurred expenses for matching contributions and plan administration of $377,000; $391,000; and $402,000; respectively. Company contributions to this plan are funded on a current basis.


NOTE 9  - COMMITMENTS AND CONTINGENCIES

     (a) Timber commitments - At April 30, 1995, the Company had contracts to purchase approximately 27.9 MMBF of timber from the U.S. Forest Service and others for an estimated stumpage cost of $8.9 million. Deposits were made on these contracts and additional payments are required as timber is removed. Under current lumber market conditions, the Company may sustain a loss in conversion of certain of these contracts. Because of the volatility of product prices, the long-term nature of these contracts and the options of selling logs, or processing them into lumber, it is not possible to estimate potential losses, if any, that might be incurred under these contracts at April 30, 1995. The expiration dates of the contracts are as follows:


                                   Footage         Stumpage
       Year Ending April 30,        MMBF             Cost
                                --------          -----------
              1996                  7.1           $1,289,000
              1997                 15.2            5,060,000
              1998                  5.6            2,563,000
                                --------         ------------
                                   27.9           $8,912,000
                                ========         ============

     (b) Leases - At April 30, 1995, the Company had future minimum rental commitments for new or assumed operating leases as follows: 1996 - $819,000; 1997 - $373,000; 1998 - $312,000; 1999 -
$176,000; 2000 - $125,000; thereafter - $70,000.

     Total rental expense for all leases was $1,196,000, $1,131,000 and $1,199,000 for the years ended April 30, 1995, 1994 and 1993, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

     (c) Litigation - Certain claims arising from the Company's reorganization have not been settled. A reserve of $40,000 was included as a current liability at April 30, 1995 to reflect the aggregate estimated liability of such claims.

     The Company is involved in other litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation will not have a material impact upon the Company's consolidated financial condition or results of operations.

     (d) Environmental compliance - The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. The Company believes it is in substantial compliance with all existing regulations and orders. Various government agencies are considering new regulations, including those related to log yard management and disposal of log yard waste. Management believes that it will be able to comply with any final regulations in this area without a material adverse impact on its financial condition or results or operations.


NOTE 10 - NON-CASH INVESTING AND FINANCING ACTIVITIES

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


NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following quarterly information for the years ended April 30, 1995 and 1994 is unaudited but includes all adjustments (which consist of normal recurring adjustments) which management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):

                                         ************* YEAR ENDED APRIL 30, 1995 *********
                                         ************* QUARTER ****************
                                         FIRST     SECOND      THIRD     FOURTH      TOTAL
                                         -----      -----      -----      -----      -----
Net sales                                $76,466    $79,157    $61,592    $57,751   $274,966
Gross Profit (loss)                        5,539      6,328      1,251       (486)    12,632
Net income (loss)                         $1,040     $1,664     $3,997    ($3,001)    $3,700
Net income (loss) per common share         $0.05      $0.10      $0.30     ($0.31)     $0.14

                                         ************* YEAR ENDED APRIL 30, 1994 *********
                                         *************** QUARTER ***************
                                         FIRST     SECOND      THIRD     FOURTH      TOTAL
                                         -----      -----      -----      -----      -----
Net sales                                $53,859    $65,885    $85,673    $72,698   $278,115
Gross Profit                               1,297      6,873     11,203      5,010     24,383
Net income (loss)                        ($1,619)    $2,494     $3,974     $1,451     $6,300
Net income (loss) per common share        ($0.23)     $0.18      $0.31      $0.09      $0.41


NOTE 12 - VALUATION AND QUALIFYING RESERVES

     The following table summarizes the activity associated with the Company's reserves for doubtful accounts and allowances for discounts for the years ended April 30, 1995, 1994 and 1993 (in thousands):


Allowance for doubtful accounts -
   deducted from accounts receivable
   in the balance sheet                    Year Ended April 30,
                                        1995      1994      1993
                                       ------    ------    ------
Balance at beginning of year           $  584    $  504    $  307

Charged (credited) to costs
   and expenses                           (10)      458       268

Deductions (1)                            459       378        71
                                       ------    ------    ------
Balance at end of year                 $  115    $  584    $  504
                                       ======    ======    ======


Allowance for discounts -
   deducted from accounts receivable
   in the balance sheet                    Year Ended April 30,
                                        1995      1994      1993
                                       ------    ------    ------
Balance at beginning of year           $   74    $  135    $  101

Charged to costs and expenses           2,482     2,520     2,135

Deductions (1)                          2,472     2,581     2,101
                                       ------    ------    ------
Balance at end of year                 $   84    $   74    $  135
                                       ======    ======    ======

(1) Uncollected receivables written off, net of recoveries, and discounts taken by customers.