Form 10-Q
period 1995-07-31
WTD INDUSTRIES INC
filed 1995-09-06
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No_____


     The number of shares outstanding of Registrant's Common Stock, no par value, at August 31, 1995 was 11,077,074.


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

      WTD INDUSTRIES, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS
     (In Thousands, Except Per-Share Amounts)
                   (Unaudited)


                                                                 THREE MONTHS ENDED JULY 31
                                                           1995                       1994
NET SALES                                         $     38,798                $     76,466

COST OF SALES                                           38,201                      70,927
                                                   -------------------         ------------
GROSS PROFIT                                               597                       5,539

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                2,438                       2,708
REORGANIZATION CREDITS                                      --                         (39)
                                                   -------------------         ------------
OPERATING INCOME (LOSS)                                 (1,841)                      2,870

OTHER INCOME (EXPENSE)
     Interest Expense                                   (1,364)                     (1,612)
     Miscellaneous                                         108                         187
                                                   -------------------         ------------
                                                        (1,256)                     (1,425)
                                                   -------------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (3,097)                      1,445

PROVISION  FOR INCOME TAXES (BENEFIT)                   (1,177)                        405
                                                   -------------------         ------------
NET INCOME (LOSS)                                       (1,920)                      1,040

PREFERRED DIVIDENDS                                        608                         460
                                                   -------------------         ------------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                          $     (2,528)               $        580
                                                   ===========                 ===========

NET INCOME (LOSS) PER COMMON SHARE
     Primary                                            ($0.23)                      $0.05
                                                        ======                      ======
     Fully Diluted                                      ($0.23)                      $0.05
                                                        ======                      ======

The accompanying notes are an integral part of these consolidated financial statements.



      WTD INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS
                      ASSETS
                  (In Thousands)
                                                     JULY 31,                    APRIL 30,
                                                           1995                        1995
CURRENT ASSETS                                     (Unaudited)
   Cash and cash equivalents                      $      9,102                $      6,023
   Accounts receivable, net                              9,429                      11,404
   Inventories                                          14,941                      18,104
   Prepaid expenses                                      3,400                       4,024
   Income tax refund receivable                             --                         503
   Deferred tax asset                                    1,830                       1,830
   Timber, timberlands and
     timber-related assets                               7,218                       9,299
                                                   -------------------         ------------
      Total current assets                              45,920                      51,187


NOTES AND ACCOUNTS RECEIVABLE                               88                          89

TIMBER AND TIMBERLANDS                                     711                         705

PROPERTY, PLANT AND EQUIPMENT,
  at cost
   Land                                                  2,733                       2,733
   Buildings and improvements                           11,011                      11,008
   Machinery and equipment                              65,755                      65,511
                                                   -------------------         ------------
                                                        79,499                      79,252

     Less accumulated depreciation                      48,531                      47,727
                                                   -------------------         ------------
                                                        30,968                      31,525

   Construction in progress                                884                         600
                                                   -------------------         ------------
                                                        31,852                      32,125

DEFERRED TAX ASSET                                       3,482                       2,448

OTHER ASSETS                                             2,330                       2,390
                                                   -------------------         ------------

                                                  $     84,383                $     88,944
                                                   ============                ============



 The accompanying notes are an integral part of these consolidated financial statements.

      WTD INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS
       LIABILITIES AND STOCKHOLDERS' EQUITY
     (In Thousands, Except Share Information)


                                                     JULY 31,                    APRIL 30,

                                                           1995                        1995
CURRENT LIABILITIES                                (Unaudited)
   Accounts payable                               $      5,344                $      6,023
   Accrued expenses                                      6,977                       7,466
   Timber contracts payable                              1,199                       1,660
   Current maturities of long-term debt                  2,091                       2,298
                                                   -------------------         ------------
      Total current liabilities                         15,611                      17,447

LONG-TERM DEBT, less current maturities                 51,224                      51,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding               20,688                      20,688
     Series B, 6,111 shares outstanding                    333                         333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,077,074 issued and outstanding      28,641                      28,641
   Additional paid-in capital                               15                          15
   Retained deficit                                    (32,129)                    (29,601)
                                                   -------------------         ------------
                                                        17,548                      20,076
                                                   -------------------         ------------

                                                  $     84,383                $     88,944
                                                   ============                ============


 The accompanying notes are an integral part of these consolidated financial statements.












      WTD INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (In Thousands)
                   (Unaudited)

                                                                 THREE MONTHS ENDED JULY 31
                                                           1995                       1994
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                               $     (1,920)               $      1,040
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization             1,102                       1,991
    Deferred income tax                                 (1,034)                         --
    Accounts receivable                                  1,975                      (6,709)
    Inventories                                          3,163                       2,795
    Prepaid expenses                                       624                        (480)
    Timber, timberlands and
     timber-related assets - current                     1,875                         (15)
    Payables and accruals                               (1,596)                      3,656
    Income taxes                                           503                         395
                                                   -------------------         ------------
     Cash provided by operating activities               4,692                       2,673
                                                   -------------------         ------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivable                              1                          20
  Net additions to timber and timberlands                   (6)                        (11)
  Acquisition of property, plant and equipment            (565)                     (1,626)
  Other investing activities                                 2                          19
                                                   -------------------         ------------
     Cash used for investing activities                   (568)                     (1,598)
                                                   -------------------         ------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                    (437)                       (615)
  Other assets                                              --                         401
  Dividends paid on preferred stock                       (608)                       (489)
  Issuance of common stock                                  --                          24
                                                   -------------------         ------------
     Cash used for financing activities                 (1,045)                       (679)
                                                   -------------------         ------------
INCREASE IN CASH AND CASH EQUIVALENTS                    3,079                         396
CASH BALANCE AT BEGINNING OF PERIOD                      6,023                       8,101
                                                   -------------------         ------------
CASH BALANCE AT END OF PERIOD                     $      9,102                $      8,497
                                                   ===========                 ===========
CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                 $87                      $1,601
  Income taxes                                           ($646)                         $1

 The accompanying notes are an integral part of these consolidated financial statements.


WTD INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to the prior period results and balances to conform to the current period classifications. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at July 31, 1995 and April 30, 1995 are as follows (in thousands):

                  July 31,                April 30,
                   1995                     1995
                 ----------              ----------

     Logs        $   4,588               $   6,100
     Lumber          9,178                  10,808
     Supplies        1,175                   1,196
                 ----------              ----------
                 $  14,941               $  18,104
                 ==========              ==========

NOTE 3 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

Stockholders' equity at July 31, 1995 consists of the following:

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

   Common stock, no par value; 40,000,000 shares authorized;
11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if remaining Series B preferred stock outstanding at July 31, 1995 is converted to common stock.


NOTE 4 - NET INCOME (LOSS) PER SHARE

The calculations of net income (loss) per share for the three month periods ended July 31, 1995 and 1994 are summarized below (in thousands, except per-share data):

                                           THREE MONTHS ENDED JULY 31,
                                         1995                  1994
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS              $     (2,528)         $        580
                                      =========             =========

WEIGHTED AVERAGE SHARES OUTSTANDING      11,077                11,069

ADDITIONAL SHARES ASSUMED FROM:
 Conversion of Series B
  preferred stock                            --                   213

 Exercise of stock options                   --                   203
                                      ---------             ---------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - PRIMARY BASIS                        11,077                11,485

ADDITIONAL SHARES ASSUMED FROM
 EXERCISE OF STOCK OPTIONS                   --                    16
                                      ---------             ---------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - FULLY DILUTED                        11,077                11,501
                                      =========             =========


NET INCOME (LOSS) PER COMMON SHARE
 - PRIMARY                               ($0.23)                $0.05
                                         ======                ======
  - FULLY DILUTED                        ($0.23)                $0.05
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

     The federal and state income tax provision (benefit) consists of the following (in thousands):


                                             Three months ended
                                                  July 31,
                                            ---------------------
                                               1995       1994
                                            ---------- ----------

Income (loss) before income taxes           $  (3,097) $   1,445
                                            ========== ==========
Income tax provision (benefit):
   Federal                                  $  (1,053) $     362
   State                                         (124)        43
                                            ---------- ----------
                                            $  (1,177) $     405
                                            ========== ==========

   Current                                  $    (143) $     405
   Deferred                                    (1,034)       --
                                            ---------- ----------
                                            $  (1,177) $     405
                                            ========== ==========

     Deferred tax assets increased during the quarter ended July
31, 1995, principally the result of additional net operating loss carryforwards stemming from pretax losses.

     Management continually assesses the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any IRS audits. After considering the foregoing factors, management established a valuation allowance at April 30, 1995 of approximately $2.9 million. No change to this reserve was considered necessary during the quarter ended July 31, 1995.


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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

     On a quarter-to-quarter basis, the Company's financial results have varied widely, and will continue to vary, due to seasonal fluctuations and market factors affecting the demand for logs, lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. Currency fluctuations affect the industry when exchange rates spur log exports and drive up domestic log prices, and when a relatively strong U.S. Dollar encourages lumber imports from competing countries.

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

     In fiscal 1992, 1993 and 1994, lumber prices rose during the winter and spring months in anticipation of the coming building season, and then fell as the building season actually commenced.
In the fall of 1994, lumber prices began declining, as is more historically typical. Prices continued their decline until mid-June 1995, the result of weak lumber demand caused by high mortgage interest rates, strong domestic production and significant levels of lumber imports from Canada. Log prices did not decline during this time due to strong export demand resulting in part from unfavorable exchange rate relationships. A rebounding paper market led to substantial chip price increases. However, this also served to keep log prices high, by increasing demand for small sawlogs as a source of chips. The combination of these factors led to substantial reductions in gross margins.

     Lumber prices have since rebounded, but are still at levels about 10-15% below those of a year ago. Log prices also declined during the first quarter of fiscal 1996 and now generally allow a gross profit margin at current lumber prices. However, there can be no assurance that the margins recently experienced by the Company will continue or improve.

     The following table sets forth the percentages which certain expenses and income (loss) items bear to net sales, and the period-to-period percentage change in each item.

                                                                        Percentage
                                                                    Increase (Decrease)
                                 Income and Expense Items            Three Months
                                 as a Percentage of Net Sales            Ended
                                      Three Months ended July 31,       7/31/95
                                                                          to
                              1995                       1994           7/31/94
Net sales                   100.0 %                    100.0 %             (49.3)%
Cost of sales                98.5                       92.8               (46.1)
                         --------                   --------
Gross profit                  1.5                        7.2               (89.2)

Selling, general and
  administrative expense      6.3                        3.5               (10.0)
Reorganization credits         --                       (0.1)                 NM
                         --------                   --------
Operating income (loss)      (4.7)                       3.8                  NM


Interest expense             (3.5)                      (2.1)              (15.4)
Miscellaneous                 0.3                        0.2               (42.2)
                         --------                   --------
Income (loss) before
  income taxes               (8.0)                       1.9                  NM

Provision for income
  taxes (benefit)            (3.0)                       0.5                  NM
                         --------                   --------

Net income (loss)            (4.9)%                      1.4 %                NM
                         =========                  =========

Note:  Percentages may not add precisely due to rounding
NM:  Not Meaningful

Comparison of Three Months Ended July 31, 1995 and 1994
- -------------------------------------------------------

     Net sales for the three months ended July 31, 1995 decreased $37.7 million (49%) from the three months ended July 31, 1994. This was principally caused by a 48% decrease in lumber shipments, a 44% decrease in chip deliveries, and a 13% decrease in lumber prices, partially offset by a 60% increase in chip prices. The reduced lumber and chip deliveries reflect reduced production resulting from a weak lumber market in the current quarter and a relatively strong market in the first quarter of fiscal 1995.

     Gross profit for the quarter ended July 31, 1995 was 1.5% of net sales, compared to 7.2% of sales for the quarter ended July 31, 1994. Lumber prices declined by 12% from the quarter ended July 31, 1995, while the Company's log costs declined by only 4%. The Company reduced production during the first quarter of fiscal 1996 in response to poor lumber prices and demand.

     Selling, general and administrative (S, G & A) expenses in the three months ended July 31, 1995 decreased by $0.3 million (10%) from the three months ended July 31, 1994. This decrease reflects reduced profit-sharing bonus payments stemming from lower pre-tax profits, as well as the Company's continued focus on cost control.

     In the quarter ended July 31, 1995, the Company recorded a tax credit equal to 38% of its pretax loss. In the quarter ended July 31, 1994, the Company recorded a tax provision equal to 28% of pretax profits for the three months ended July 31, 1994. See Note 5 to Consolidated Financial Statements.

Liquidity and Capital Resources
- -------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its various debt obligations.

     During the three months ended July 31, 1995, the Company's cash and cash equivalents increased by $3.1 million, to $9.1 million at July 31. The increase was principally caused by reductions in accounts receivable and log and lumber inventory, partially offset by operating losses, capital spending, scheduled principal repayments, and dividend payments on the Company's Series A preferred stock.

    Working capital decreased by $3.4 million during the first three months of fiscal 1996, to $30.3 million at July 31. This was principally the result of operating losses, capital spending, and scheduled principal and dividend payments.

     Capital spending in the first three months of fiscal 1996 was $0.6 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $3.4 million. The Company had no material commitments for capital spending at July 31, 1995.



                       WTD INDUSTRIES, INC.


                    PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

            The Index to Exhibits is located on page 16.

    (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended July 31, 1995.









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



                                              WTD INDUSTRIES, INC.
                                              --------------------
                                              (Registrant)


                                          By: s/Bruce L. Engel
                                              --------------------
                                              Bruce L. Engel
                                              President

                                          By: s/K. Stanley Martin
                                              --------------------
                                              K. Stanley Martin
                                              Vice President-
                                              Finance





Dated: August 31, 1995

                       WTD INDUSTRIES, INC.


                        INDEX TO EXHIBITS
                                                        Sequential
                                                            Number
                                                            System
                                                              Page
                                                            Number


19        Other reports furnished to securities holders         17
          with respect to the quarter ended July 31, 1995:
          President's letter excerpted from Interim Report to Shareholders for the first quarter of fiscal 1996.

- -----------------------------------------------------------------
     All other required Exhibits are listed in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.
Report from the President