Form 10-Q
period 1995-10-31
WTD INDUSTRIES INC
filed 1995-12-14
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from _______________ to _______________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__X__ No_____

     The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 1995 was 11,077,074.
                      WTD INDUSTRIES, INC.
                           INDEX


                                                             Page
                                                           Number

PART I.   Financial Information (Unaudited)


     Item 1.   Financial Statements


               Consolidated Statements of Operations -
               Three Months and Six Months Ended
               October 31, 1995 and 1994                         3


               Consolidated Balance Sheets -
               October 31, 1995 and April 30, 1995               4


               Consolidated Statements of Cash Flows -
               Six Months Ended October 31, 1995 and 1994        6


               Notes to Consolidated Financial Statements        7


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                       11


PART II.  Other Information

     Item 1.   Legal Proceedings                                15

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                          15

     Item 6.   Exhibits and Reports on Form 8-K                 15



PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per-Share Amounts)

            (Unaudited)
                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                    OCTOBER 31,                        OCTOBER 31,
                                      1995           1994                1995           1994
NET SALES                          $  64,161      $  79,157           $ 102,959      $ 155,623

COST OF SALES                         61,057         72,829              99,258        143,756
                                    ----------     ----------          ----------     ----------
GROSS PROFIT                           3,104          6,328               3,701         11,867

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              2,711          2,901               5,149          5,609
REORGANIZATION CREDITS                    --             --                  --            (39)
                                    ----------     ----------          ----------     ----------
OPERATING INCOME (LOSS)                  393          3,427              (1,448)         6,297

OTHER INCOME (EXPENSE)
     Interest expense                 (1,350)        (1,534)             (2,714)        (3,146)
     Miscellaneous                        94            268                 202            455
                                    ----------     ----------          ----------     ----------
                                      (1,256)        (1,266)             (2,512)        (2,691)
                                    ----------     ----------          ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES       (863)         2,161              (3,960)         3,606

PROVISION FOR INCOME TAXES (BENEFIT)    (328)           497              (1,505)           902
                                    ----------     ----------          ----------     ----------

NET INCOME (LOSS)                       (535)         1,664              (2,455)         2,704

PREFERRED DIVIDENDS                      595            512               1,203            972
                                    ----------     ----------          ----------     ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS           $  (1,130)     $   1,152           $  (3,658)     $   1,732
                                     =======        =======             =======        =======


NET INCOME (LOSS) PER COMMON SHARE
   - PRIMARY                          ($0.10)         $0.10              ($0.33)         $0.15
                                       =====          =====               =====          =====

   - FULLY DILUTED                    ($0.10)         $0.10              ($0.33)         $0.15
                                       =====          =====               =====          =====


The accompanying notes are an integral part of these consolidated financial statements.

                -3-

WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)

                                      OCTOBER 31,                APRIL 30,
                                        1995                      1995
CURRENT ASSETS                        (Unaudited)
   Cash and cash equivalents        $    4,188                $    6,023
   Accounts receivable, net             11,258                    11,404
   Inventories                          19,043                    18,104
   Prepaid expenses                      2,153                     4,024
   Income tax refund receivable             --                       503
   Deferred tax asset                    1,672                     1,830
   Timber, timberlands and
     timber-related assets               7,689                     9,299
                                      ----------                ----------
      Total current assets              46,003                    51,187


NOTES AND ACCOUNTS RECEIVABLE               89                        89

TIMBER AND TIMBERLANDS                     698                       705

PROPERTY, PLANT AND EQUIPMENT,
  at cost
   Land                                  3,087                     2,733
   Buildings and improvements           11,011                    11,008
   Machinery and equipment              66,030                    65,511
                                      ----------                ----------
                                        80,128                    79,252

     Less accumulated depreciation      49,675                    47,727
                                      ----------                ----------
                                        30,453                    31,525

   Construction in progress              1,483                       600
                                      ----------                ----------
                                        31,936                    32,125

DEFERRED TAX ASSET                       4,083                     2,448

OTHER ASSETS                             2,268                     2,390
                                      ----------                ----------

                                    $   85,077                $   88,944
                                       =======                   =======

The accompanying notes are an integral part of these consolidated financial statements.

                -4-

WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(In Thousands, Except Share Information)


                                                 OCTOBER 31,               APRIL 30,
                                                   1995                     1995
CURRENT LIABILITIES                              (Unaudited)
   Accounts payable                             $   5,710                $   6,023
   Accrued expenses                                 7,332                    7,466
   Timber contracts payable                         2,693                    1,660
   Current maturities of long-term debt             1,945                    2,298
                                                 ----------               ----------
      Total current liabilities                    17,680                   17,447

LONG-TERM DEBT, less current maturities            50,974                   51,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized
    Series A, 270,079 shares outstanding           20,688                   20,688
    Series B, 6,111 shares outstanding                333                      333
  Common stock, no par value, 40,000,000 shares
   authorized, 11,077,074 issued and outstanding   28,641                   28,641
  Additional paid-in capital                           15                       15
  Retained deficit                                (33,254)                 (29,601)
                                                 ----------               ----------
                                                   16,423                   20,076
                                                 ----------               ----------

                                                $  85,077                $  88,944
                                                  =======                  =======


The accompanying notes are an integral part of these consolidated financial statements.

                      -5-

WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
                                                  SIX MONTHS ENDED OCTOBER 31,

                                                   1995                     1994
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                             $  (2,455)               $   2,704
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization        2,823                    4,366
    Deferred income tax                            (1,477)                      --
    Accounts receivable                               146                   (4,388)
    Inventories                                      (939)                   4,728
    Prepaid expenses                                1,871                     (326)
    Timber, timberlands and
     timber-related assets - current                1,137                    1,368
    Payables and accruals                             664                    4,880
    Income taxes                                      503                      273
                                                 ----------               ----------
     Cash provided by operating activities          2,273                   13,605
                                                 ----------               ----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and other receivables                          --                       54
  Net reductions of  timber,
   timberlands and timber-related assets                7                       44
  Acquisition of property, plant and equipment     (2,089)                  (3,383)
  Other investing activities                           51                      121
                                                 ----------               ----------
     Cash used for investing activities            (2,031)                  (3,164)
                                                 ----------               ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt               (878)                  (4,369)
  Other assets                                         (1)                     748
  Dividends paid on preferred stock                (1,198)                  (1,012)
  Issuance of common stock                             --                       24
                                                 ----------               ----------
     Cash used for financing activities            (2,077)                  (4,609)
                                                 ----------               ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,835)                   5,832
CASH BALANCE AT BEGINNING OF PERIOD                 6,023                    8,101
                                                 ----------               ----------
CASH BALANCE AT END OF PERIOD                   $   4,188                $  13,933
                                                  =======                  =======
CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                           $523                   $3,308
  Income taxes                                      ($530)                    $619

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


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at October 31, 1995 and April 30, 1995 are as follows (in thousands):

                              October 31,          April 30,
                                 1995                1995
                              ----------          ----------

          Logs                $   9,297           $   6,100
          Lumber                  8,584              10,808
          Supplies                1,162               1,196
                              __________          __________

                              $  19,043           $  18,104
                              ==========          ==========

NOTE 3 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

Stockholders' equity at October 31, 1995 consists of the following:

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

     Common stock, no par value; 40,000,000 shares authorized; 11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if remaining Series B preferred stock outstanding at October 31, 1995 is converted to common stock.


NOTE 4 - NET INCOME (LOSS) PER SHARE

The calculations of net income (loss) per share for the three month and six month periods ended October 31, 1995 and 1994 are summarized below (in thousands, except per-share data):


                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                    OCTOBER 31,                       OCTOBER 31,
                                      1995           1994               1995           1994
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS           $  (1,130)     $   1,152          $  (3,658)     $   1,732
                                      ======         ======             ======         ======

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                       11,077         11,077             11,077         11,073

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
  preferred stock                         --            213                 --            213

 Exercise of stock options                --            166                 --            190
                                      ------         ------             ------         ------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  -PRIMARY                            11,077         11,456             11,077         11,476

ADDITIONAL SHARES ASSUMED FROM
 EXERCISE OF STOCK OPTIONS                --              2                 --              7
                                      ------         ------             ------         ------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - FULLY  DILUTED                    11,077         11,458             11,077         11,483
                                      ======         ======             ======         ======
NET INCOME (LOSS) PER COMMON SHARE
  -PRIMARY                            ($0.10)         $0.10             ($0.33)         $0.15
                                      ======         ======             ======         ======
  - FULLY  DILUTED                    ($0.10)         $0.10             ($0.33)         $0.15
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

     The federal and state income tax provision (benefit) consists of the following (in thousands):

                      Three months ended     Six months ended
                          October 31,           October 31,
                      ------------------    ------------------
                        1995      1994        1995      1994
                      --------  --------    --------  --------
Income (loss) before
income taxes          $  (863)  $ 2,161     $(3,960)  $ 3,606
                      ========  ========    ========  ========

Income tax provision
 (benefit):
    Federal           $  (293)  $   446     $(1,347)  $   809
    State                 (35)       51        (158)       93
                      --------  --------    --------  --------
                      $  (328)  $   497     $(1,505)  $   902
                      ========  ========    ========  ========

    Current           $   115   $   497     $   (28)      902
    Deferred             (443)       --      (1,477)       --
                      --------  --------    --------  --------
                      $  (328)  $   497     $(1,505)  $   902
                      ========  ========    ========  ========
     Deferred tax assets increased during the quarter ended October 31, 1995, principally the result of additional net operating loss carryforwards stemming from pretax losses. Current taxes during the quarter ended October 31, 1995 reflect payments required for the Company's Foreign Sales Corporation.

     Management continually assesses the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any IRS audits. After considering the foregoing factors, management established a valuation allowance at April 30, 1995 of approximately $2.9 million. No change to this reserve was considered necessary during the quarter ended October 31, 1995.

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

     On October 8, 1995, the United States Environmental Protection Agency (EPA) notified the Company that EPA is investigating a site to which a subsidiary of the Company sent certain substances for disposal in 1991. The Company, along with approximately 1,000 other firms, has been declared a Potentially Responsible Party in this matter, giving the Company some potential financial liability toward the cost of cleaning up the site. The Company believes that its liability in this matter, if any, is small and would not have a material adverse impact on its financial condition or results of operations.

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

     The following table sets forth the percentages which certain expenses and income (loss) items bear to net sales, and the period to-period percentage change in each item.

                                                                                      PERCENTAGE
                                                                                      INCREASE (DECREASE)
                                                                                      Three      Six
                                    INCOME AND EXPENSE ITEMS AS                       Months    Months
                                     A PERCENTAGE OF NET SALES                            Ended     Ended
                                       Three Months             Six Months              10/31/95  10/31/95
                                    Ended October 31,           Ended October 31,          to        to
                                     1995       1994             1995       1994        10/31/94  10/31/94
Net sales                            100.0 %    100.0 %          100.0 %    100.0 %    (18.9)%   (33.8)%
Cost of sales                         95.2       92.0             96.4       92.4      (16.2)    (31.0)
                                    -------    -------          -------    -------
Gross profit                           4.8        8.0              3.6        7.6      (50.9)    (68.8)

Selling, general and
  administrative expense               4.2        3.7              5.0        3.6       (6.5)     (8.2)
Reorganization credits                 0.0        0.0              0.0       (0.0)        NM        NM
                                    -------    -------          -------    -------
Operating income (loss)                0.6        4.3             (1.4)       4.0      (88.5)       NM


Interest expense                      (2.1)      (1.9)            (2.6)      (2.0)     (12.0)    (13.7)
Miscellaneous                          0.1        0.3              0.2        0.3      (64.9)    (55.6)
                                    -------    -------          -------    -------

Income (loss) before income taxes     (1.3)       2.7             (3.8)       2.3         NM        NM


Provision for income taxes (benefit)  (0.5)       0.6             (1.5)       0.6         NM        NM
                                    -------    -------          -------    -------
Net income (loss)                     (0.8)%      2.1 %           (2.4)%      1.7 %       NM        NM
                                     =====      =====            =====      =====

Note: Percentages may not add precisely due to rounding
NM - Not meaningful

Comparison of Three Months Ended October 31, 1995 and 1994
----------------------------------------------------------

     Net sales for the three months ended October 31, 1995 decreased $15.0 million (19%) from the three months ended October 31, 1994. This was principally caused by a 20% decrease in lumber shipments, a 19% decrease in chip volume, and a 5% decrease in lumber prices, partially offset by a 70% increase in chip prices. The reduced lumber and chip deliveries reflect reduced production resulting from a weak lumber market. Chip prices during the quarter ended October 31, 1995 were about 4% above those of the quarter ended July 31, 1995. However, chip prices for the quarter ending January 31, 1996 are expected to decline about 10% - 20% from second quarter levels.

     Gross profit for the quarter ended October 31, 1995 was 4.8% of net sales, compared to 8% of net sales for the quarter ended October 31, 1994. Lumber prices declined by 5% from the quarter ended October 31, 1994, while the Company's log costs increased by about 9% from the same period. The substantial increases in chip prices mentioned earlier were not sufficient to overcome the weakness in lumber prices and higher log costs. Management believes a significant portion of the increases in log cost can be attributed to the high chip prices. Unit manufacturing costs declined by 7% from the quarter ended October 31, 1994, despite the reduced production levels. This resulted from steps taken to increase operating time without increasing payroll costs, and by continued focus on cost control.

     Selling, general and administrative (S, G & A) expenses in the three months ended October 31, 1995 decreased by $0.2 million (6.5%) from the three months ended October 31, 1994. This decrease reflects reduced profit-sharing bonus payments stemming from lower pre-tax profits, as well as the Company's continued focus on cost control.

     In the quarter ended October 31, 1995, the Company recorded a tax benefit equal to 38% of its pretax loss. In the quarter ended October 31, 1994, the Company recorded a tax provision equal to 25% of pretax profits for the six months ended October 31, 1994. See
Note 5 to Consolidated Financial Statements.

Comparison of Six Months Ended October 31, 1995 and 1994
--------------------------------------------------------

     Net sales for the six months ended October 31, 1995 decreased $52.7 million (34%) from the six months ended October 31, 1994. This was principally caused by a 34% decrease in lumber shipments, a 32% decrease in chip deliveries, and an 8% decrease in lumber prices, partially offset by a 69% increase in chip prices. The reduced lumber and chip deliveries reflect reduced production resulting from a weak lumber market in the first half of fiscal 1996.

     Gross profit for the six months ended October 31, 1995 was 3.6% of net sales, compared to 7.6% of net sales for the six months ended October 31, 1994. Lumber prices declined by 8% from the six months ended October 31, 1994, while the Company's log costs increased by 5%. The higher chip prices were not sufficient to offset the lower lumber prices and higher log costs. Management believes a significant portion of the increases in log cost is attributable to the strength in chip demand. Despite the sharply lower production levels in the first half of fiscal 1996, the Company reduced its unit manufacturing costs by 2% from the first half of fiscal 1995. This reduction results from steps taken to increase operating time without increasing payroll costs, and from continued focus on cost control.

     Selling, general and administrative (S, G & A) expenses in the six months ended October 31, 1995 decreased by $0.5 million (8%) from the six months ended October 31, 1994. This decrease reflects reduced profit-sharing bonus payments stemming from lower pre-tax profits, as well as the Company's continued focus on cost control.

     In the six months ended October 31, 1995, the Company recorded a tax benefit equal to 38% of its pretax loss. In the six months ended October 31, 1994, the Company recorded a tax provision equal to 25% of pretax profits for the six months ended October 31, 1994.

See Note 5 to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     During the six months ended October 31, 1995, the Company's cash and cash equivalents decreased by $1.8 million, to $4.2 million at October 31. The decrease was principally caused by operating losses, capital spending, scheduled principal repayments, and dividend payments on the Company's Series A preferred stock.

     Working capital decreased by $5.4 million during the first six months of fiscal 1996, to $28.3 million at October 31. This was principally the result of operating losses, capital spending, and scheduled principal and dividend payments.

     Capital spending in the first six months of fiscal 1996 was $2.1 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $1.8 million. The
Company had commitments for capital spending at October 31, 1995 of approximately $0.3 million.

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its various debt obligations.

     The Company's Credit and Security Agreement dated as of November 30, 1992, as amended, contains certain covenants, including the maintenance of prescribed levels of tangible net worth, working capital and adjusted cumulative operating income (as defined). At October 31, 1995 the Company's tangible net worth was $15.8 million, compared to $15 million required by the covenant.
At that same date, the Company's working capital was $28.3 million, compared to $25 million required by the covenant throughout the term of the agreement. Also, at October 31, 1995, the Company's adjusted cumulative operating income was $23.2 million, compared to $20 million required. The required level of tangible net worth decreases to $13.5 million from November 1, 1995 through April 30, 1996, and increases to $15 million from May 1, 1996 through April 30, 1998. The required level of adjusted cumulative operating income increases to $22.5 million at January 1, 1996, to $27.5 million at May 1, 1996 and $35 million at May 1, 1997. Improved operating results will be necessary for the Company to remain in compliance with its Credit and Security Agreement.

     On October 8, 1995, the United States Environmental Protection Agency (EPA) notified the Company that EPA is investigating a site to which a subsidiary of the Company sent certain substances for disposal in 1991. The Company, along with approximately 1,000 other firms, has been declared a Potentially Responsible Party in this matter, giving the Company some potential financial liability toward the cost of cleaning up the site. The Company believes that its liability in this matter, if any, is small and should not have a material adverse impact on its financial condition or results of operations.

                       WTD INDUSTRIES, INC.


                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          On October 8, 1995, the United States Environmental Protection Agency (EPA) notified the Company that EPA is investigating a site to which a subsidiary of the Company sent certain substances for disposal in 1991. The Company, along with approximately 1,000 other firms, has been declared a Potentially Responsible Party in this matter, giving the Company some potential financial liability toward the cost of cleaning up the site. The Company believes that its liability in this matter, if any, is small and should not have a material adverse impact on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

          On September 26, 1995, the Company held its Annual Meeting of Shareholders. Directors H. Raymond Bingham, Scott Christie and William H. Wright were re-elected to two year terms. The number of votes cast for each nominated Director was as follows:

                                               Against or
                                  For           Withheld
                               ----------     ------------
               Bingham          9,595,225          234,855
               Christie         9,601,255          228,825
               Wright           9,600,690          229,390

     Bruce L. Engel, K. Stanley Martin and Robert J. Riecke continued as Directors after the meeting. The firm of Moss Adams was re-appointed as the Company's auditors. The vote for re appointment of Moss Adams was 9,769,180 for, 30,530 against or withheld, and 30,370 abstentions.

     Shareholders holding 1,246,994 shares did not vote.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

        The Index to Exhibits is located on page 17.

   (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended October 31, 1995.


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



                                              WTD INDUSTRIES, INC.
                                              --------------------
                                              (Registrant)


                                           By:  s/Bruce L. Engel
                                              ------------------
                                               Bruce L. Engel
                                               President


                                           By:  s/K. Stanley Martin
                                               --------------------
                                             K. Stanley Martin
                                             Vice President-Finance





Dated: December 12, 1995






                       WTD INDUSTRIES, INC.


                        INDEX TO EXHIBITS

                                                        Sequential
                                                            Number
                                                            System
                                                              Page
                                                            Number

3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November
          27, 1992 (1)

3.2 Second Restated Bylaws of the Registrant adopted effective November 27, 1992 (2)

19        Other reports furnished to securities holders          18
          with respect to the quarter ended October 31, 1995: President's letter excerpted from
          Interim Report to Shareholders for the second quarter of fiscal 1996.

27        Financial Data Schedule (3)

-------------------------------------------------------------------

     (1) Incorporated by reference to the exhibit of like number to the Registrant's report of Form 8-K dated November 23, 1992, previously filed with the Commission.

     (2) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended
April 30, 1993, previously filed with the Commission.

     (3) This schedule has been submitted in the electronic form prescribed by EDGAR.

-------------------------------------------------------------------

     All other required Exhibits are listed in the Company's Annual Report of Form 10-K for the year ended April 30, 1995.