Form 10-Q
period 1996-01-31
WTD INDUSTRIES INC
filed 1996-03-12
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to ___________________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__X__ No_____

     The number of shares outstanding of Registrant's Common Stock, no par value, at February 29, 1996 was 11,077,074.






                        WTD INDUSTRIES, INC.

                              INDEX

                                                             Page
                                                             Number

PART I.   Financial Information (Unaudited)


     Item 1.   Financial Statements


          Consolidated Statements of Operations -
            Three Months and Nine Months Ended January 31,
            1996 and 1995                                       3


          Consolidated Balance Sheets -
            January 31, 1996 and April 30, 1995                 4


          Consolidated Statements of Cash Flows -
            Nine Months Ended January 31, 1996 and 1995         6


          Notes to Consolidated Financial Statements            7


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                      12


PART II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K                16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 WTD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per-Share Amounts)

            (Unaudited)
                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                    JANUARY 31,                        JANUARY 31,
                                      1996           1995                1996           1995
NET SALES                          $  37,852      $  61,592           $ 140,811      $ 217,215

COST OF SALES                         38,662         60,341             137,920        204,097
                                    ----------     ----------          -----------    -----------
GROSS PROFIT (LOSS)                     (810)         1,251               2,891         13,118

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              2,296          2,314               7,445          7,923
REORGANIZATION CREDITS                  (409)          (493)               (409)          (532)
                                    ----------     ----------          -----------    -----------
OPERATING INCOME (LOSS)               (2,697)          (570)             (4,145)         5,727

OTHER INCOME (EXPENSE)
     Interest expense                 (1,327)        (1,463)             (4,041)        (4,609)
     Miscellaneous                       255            583                 457          1,038
                                    ----------     ----------          -----------    -----------
                                      (1,072)          (880)             (3,584)        (3,571)
                                    ----------     ----------          -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES     (3,769)        (1,450)             (7,729)         2,156

PROVISION FOR INCOME TAXES (BENEFIT)  (1,432)        (5,447)             (2,937)        (4,545)
                                    ----------     ----------          -----------    -----------

NET INCOME (LOSS)                     (2,337)         3,997              (4,792)         6,701

PREFERRED DIVIDENDS                      592            558               1,795          1,530
                                    ----------     ----------          -----------    -----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS           $  (2,929)     $   3,439           $  (6,587)     $   5,171
                                      ======         ======              ======         ======


NET INCOME (LOSS) PER COMMON SHARE
   - PRIMARY                          ($0.26)         $0.30              ($0.59)         $0.45
                                       =====          =====               =====          =====

   - FULLY DILUTED                    ($0.26)         $0.30              ($0.59)         $0.45
                                       =====          =====               =====          =====



The accompanying notes are an integral part of these consolidated financial statements.



 WTD INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS

              ASSETS
          (In Thousands)

                                     JANUARY 31,                APRIL 30,
                                       1996                      1995
                                     (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents       $    2,616                $    6,023
   Accounts receivable, net             7,689                    11,404
   Inventories                         15,919                    18,104
   Prepaid expenses                     2,262                     4,024
   Income tax refund receivable            --                       503
   Deferred tax asset                   1,567                     1,830
   Assets held for sale                   437                        --
   Timber, timberlands and
     timber-related assets              7,807                     9,299
                                     ----------                ----------
      Total current assets             38,297                    51,187


NOTES AND ACCOUNTS RECEIVABLE             169                        89

TIMBER AND TIMBERLANDS                    698                       705

PROPERTY, PLANT AND EQUIPMENT,
  at cost
   Land                                 3,087                     2,733
   Buildings and improvements          11,218                    11,008
   Machinery and equipment             67,771                    65,511
                                     ----------                ----------
                                       82,076                    79,252

     Less accumulated depreciation     50,309                    47,727
                                     ----------                ----------
                                       31,767                    31,525

   Construction in progress               769                       600
                                     ----------                ----------
                                       32,536                    32,125

DEFERRED TAX ASSET                      5,621                     2,448

OTHER ASSETS                            1,381                     2,390
                                     ----------                ----------

                                   $   78,702                $   88,944
                                       ======                    ======



The accompanying notes are an integral part of these consolidated financial statements.



      WTD INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS

      LIABILITIES AND STOCKHOLDERS' EQUITY
    (In Thousands, Except Share Information)


                                                 JANUARY 31,               APRIL 30,
                                                 1996                       1995
                                                 (Unaudited)
CURRENT LIABILITIES
   Accounts payable                             $   4,249                $   6,023
   Accrued expenses                                 6,320                    7,466
   Timber contracts payable                         2,761                    1,660
   Current maturities of long-term debt             1,328                    2,298
                                                 ----------               ----------
      Total current liabilities                    14,658                   17,447

LONG-TERM DEBT, less current maturities            50,549                   51,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized
    Series A, 270,079 shares outstanding           20,688                   20,688
    Series B, 6,111 shares outstanding                333                      333
  Common stock, no par value, 40,000,000 shares
   authorized, 11,077,074 issued and outstanding   28,641                   28,641
  Additional paid-in capital                           15                       15
  Retained deficit                                (36,182)                 (29,601)
                                                 ----------               ----------
                                                   13,495                   20,076
                                                 ----------               ----------

                                                $  78,702                $  88,944
                                                   ======                   ======



The accompanying notes are an integral part of these consolidated financial statements.



     WTD INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (In Thousands)
                  (Unaudited)
                                                  NINE MONTHS ENDED JANUARY 31,
                                                   1996                     1995
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                             $  (4,792)               $   6,701
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization        3,746                    6,032
    Deferred income tax                            (2,910)                  (3,161)
    Reorganization credits                           (409)                    (493)
    Accounts receivable                             3,715                   (3,700)
    Inventories                                     2,185                    7,144
    Prepaid expenses                                1,762                      415
    Timber, timberlands and
     timber-related assets - current                1,516                      712
    Payables and accruals                          (1,522)                   7,248
    Income taxes                                      503                   (2,183)
                                                 ----------               ----------
     Cash provided by operating activities          3,794                   18,715
                                                 ----------               ----------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and other receivables                         (80)                      --
  Net reductions of  timber and timberlands             7                      133
  Acquisition of property, plant and equipment     (3,630)                  (5,616)
  Other investing activities                          239                      190
                                                 ----------               ----------
     Cash used for investing activities            (3,464)                  (5,293)
                                                 ----------               ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt             (1,948)                  (8,520)
  Other assets                                         --                      748
  Dividends paid on preferred stock                (1,789)                  (1,586)
  Issuance of common stock                             --                       24
                                                 ----------               ----------
     Cash used for financing activities            (3,737)                  (9,334)
                                                 ----------               ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (3,407)                   4,088
CASH BALANCE AT BEGINNING OF PERIOD                 6,023                    8,101
                                                 ----------               ----------
CASH BALANCE AT END OF PERIOD                   $   2,616                $  12,189
                                                   ======                   ======
CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                         $1,870                   $4,395
  Income taxes                                      ($530)                    $790



The accompanying notes are an integral part of these consolidated financial statements.


[TEXT]


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1995, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at January 31, 1996 and April 30, 1995 are as follows (in thousands):

                                January 31,        April 30,
                                   1996              1995
                                ----------        ----------
     Logs                       $    7,149        $    6,100
     Lumber                          7,572            10,808
     Supplies                        1,198             1,196
                                ----------        ----------
                                $   15,919        $   18,104
                                ==========        ==========

NOTE 3 - LONG-TERM DEBT

     The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, and collateral coverage (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. This debt agreement was amended as of January 1, 1996, with respect to certain affirmative financial performance covenants.

     At January 31, 1996 the Company's tangible net worth was $12.9 million, compared to $11.0 million required by the covenant. At that same date, the Company's working capital was $23.6 million, compared to $19.0 million required by the covenant. Also, at January 31, 1996, the Company's adjusted cumulative operating income was $19.7 million, compared to $19.0 million required. The collateral coverage ratio at January 31, 1996 was 58.3%, compared to a 54% minimum required level. The required level of working capital increases to $25.0 million on July 1, 1996. The required level of tangible net worth increases to $15.0 million from July 1, 1996 through April 30, 1998. The required level of adjusted cumulative operating income increases to $27.5 million at July 1, 1996, $35.0 million at May 1, 1997 and $50.0 million at May 1, 1998. The minimum required collateral coverage ratio increases periodically to 60% at July 1, 1996, where it remains through April 30, 1998. Improved operating results will be necessary for the Company to remain in compliance with its debt agreement.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholders' equity at January 31, 1996 consists of the following:

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

     Common stock, no par value; 40,000,000 shares authorized; 11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if remaining Series B preferred stock outstanding at January 31, 1996 is converted to common stock.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share for the three month and nine month periods ended January 31, 1996 and 1995 are summarized below (in thousands, except per-share data):

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                    JANUARY 31,                       JANUARY 31,
                                      1996           1995               1996           1995
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS           $  (2,929)     $   3,439          $  (6,587)     $   5,171
                                      ======         ======             ======         ======

WEIGHTED AVERAGE SHARES
  OUTSTANDING                         11,077         11,077             11,077         11,075

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
    preferred stock                       --            213                 --            213

 Exercise of stock options                --            147                 --            224
                                    ----------     ----------         ----------     ---------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  -PRIMARY                            11,077         11,437             11,077         11,512

ADDITIONAL SHARES ASSUMED FROM
 EXERCISE OF STOCK OPTIONS                --             55                 --             18
                                    ----------     ----------         ----------     ---------
AVERAGE NUMBER OF SHARES AND
 EQUIVALENTS OUTSTANDING
  - FULLY  DILUTED                    11,077         11,492             11,077         11,530
                                      ======         ======             ======         ======
NET INCOME (LOSS) PER COMMON SHARE
  -PRIMARY                            ($0.26)         $0.30             ($0.59)         $0.45
                                       =====          =====              =====          =====
  -FULLY  DILUTED                     ($0.26)         $0.30             ($0.59)         $0.45
                                       =====          =====              =====          =====


NOTE 6 - INCOME TAXES

     The income tax provision (benefit) is based on the estimated effective annual tax rate for each fiscal year. The provision (benefit) includes anticipated current income taxes payable or refundable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

     The federal and state income tax provision (benefit) consists of the following (in thousands):

                         Three months ended     Nine months ended
                             January 31,            January 31,
                         ------------------     ------------------
                           1996      1995         1996      1995
                         --------  --------     --------  --------
Income (loss) before
  income taxes           $(3,769)  $(1,450)     $(7,729)  $ 2,156
                         ========  ========     ========  ========
Income tax provision
  (benefit):
   Federal               $(1,281)  $(5,229)     $(2,628)  $(4,363)
   State                    (151)     (218)        (309)     (182)
                         --------  --------     --------  --------
                         $(1,432)  $(5,447)     $(2,937)  $(4,545)
                         ========  ========     ========  ========

   Current               $    --   $(2,802)     $   (27)  $(1,900)
   Deferred               (1,432)   (2,645)      (2,910)   (2,645)
                         --------  --------     --------  --------
                         $(1,432)  $(5,447)     $(2,937)  $(4,545)
                         ========  ========     ========  ========

     Deferred tax assets increased during the quarter ended January 31, 1996, principally as a result of additional net operating loss carryforwards stemming from pretax losses.

     Management continually assesses the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any IRS audits. After considering the foregoing factors, management established a valuation allowance at April 30, 1995 of approximately $2.9 million. No change to this reserve was considered necessary during the quarter ended January 31, 1996.


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

Results of Operations
---------------------

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

                                                                                PERCENTAGE
                                                                                INCREASE (DECREASE)
                                                                                 Three     Nine
                                    INCOME AND EXPENSE ITEMS AS                 Months    Months
                                     A PERCENTAGE OF NET SALES                      Ended     Ended
                                          Three Months    Nine Months             1/31/96   1/31/96
                                    Ended January 31,     Ended January 31,          to        to
                                     1996       1995       1996       1995        1/31/95   1/31/95
Net sales                            100.0 %    100.0 %    100.0 %    100.0 %    (38.5)%   (35.2)%
Cost of sales                        102.1       98.0       97.9       94.0      (35.9)    (32.4)
                                    --------   --------   --------   --------
Gross profit (loss)                   (2.1)       2.0        2.1        6.0         NM     (78.0)

Selling, general and
  administrative expense               6.1        3.8        5.3        3.6       (0.8)     (6.0)
Reorganization credits                (1.1)      (0.8)      (0.3)      (0.2)        NM        NM
                                    --------   --------   --------   --------
Operating income (loss)               (7.1)      (0.9)      (2.9)       2.6         NM        NM


Interest expense                      (3.5)      (2.4)      (2.9)      (2.1)      (9.3)    (12.3)
Miscellaneous                          0.7        0.9        0.3        0.5      (56.3)    (56.0)
                                    --------   --------   --------   --------

Income (loss) before income taxes    (10.0)      (2.4)      (5.5)       1.0         NM        NM


Provision for income taxes (benefit)  (3.8)      (8.8)      (2.1)      (2.1)        NM        NM
                                    --------   --------   --------   --------
Net income (loss)                     (6.2)%      6.5 %     (3.4)%      3.1 %       NM        NM
                                     =====      =====      =====      =====

Note: Percentages may not add precisely due to rounding.
NM:   Not meaningful.



Comparison of Three Months Ended January 31, 1996 and 1995
----------------------------------------------------------

     Net sales for the three months ended January 31, 1996 decreased $23.7 million (39%) from the three months ended January 31, 1995. This was principally caused by a 34% decrease in lumber shipments, a 40% decrease in chip volume, and a 10% decrease in lumber prices, partially offset by a 23% increase in chip prices. The reduced lumber and chip deliveries reflect the Company's reduced production resulting from a weak lumber market. Chip prices in the Company's fourth quarter are expected to be approximately 25% below those of the quarter ended January 31, 1996.

     For the quarter ended January 31, 1996, the Company had a gross loss of 2.1% of net sales, compared to gross profit of 2.0% of net sales for the quarter ended January 31, 1995. Lumber prices declined by 10% from the quarter ended January 31, 1995, while the Company's log costs decreased by about 2% from the same period. Unit manufacturing costs declined by 3% from the quarter ended January 31, 1995, despite the reduced production levels. This resulted from steps taken to increase operating time without increasing payroll costs, and by continued focus on cost control.

     Selling, general and administrative expenses in the three months ended January 31, 1996 were essentially equal to those of the three months ended January 31, 1995.

     In the quarter ended January 31, 1996, the Company recorded a tax benefit equal to 38% of its pretax loss. In the quarter ended January 31, 1995, the Company recorded a tax benefit of $5.4 million due to certain elections made under Internal Revenue Service Regulations which allow it to utilize net operating loss carryforwards without annual limitation. See Note 6 to Consolidated Financial Statements.

Comparison of Nine Months Ended January 31, 1996 and 1995
---------------------------------------------------------

     Net sales for the nine months ended January 31, 1996 decreased $76.4 million (35%) from the nine months ended January 31, 1995. This was principally caused by a 34% decrease in lumber shipments and chip deliveries and an 8% decrease in lumber prices, partially offset by a 57% increase in chip prices. The reduced lumber and chip deliveries reflect the Company's reduced production resulting from a weak lumber market in the first three quarters of fiscal 1996.

     Gross profit for the nine months ended January 31, 1996 was 2.1% of net sales, compared to 6.0% of net sales for the nine months ended January 31, 1995. Lumber prices declined by 8% from the nine months ended January 31, 1995, while the Company's log costs increased by 2%. The higher chip prices were not sufficient to offset the effect of lower lumber prices and higher log costs. Management believes a significant portion of the increases in log cost is attributable to the strength in chip demand. Despite the sharply lower production levels in the first three quarters of fiscal 1996, the Company reduced its unit manufacturing costs by 2% from the first three quarters of fiscal 1995. This reduction results from steps taken to increase operating time without increasing payroll costs, and from continued focus on cost control.

     Selling, general and administrative expenses in the nine months ended January 31, 1996 decreased by $0.5 million (6%) from the nine months ended January 31, 1995. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, as well as the Company's continued focus on cost control.

     In the nine months ended January 31, 1996, the Company recorded a tax benefit equal to 38% of its pretax loss. In the nine months ended January 31, 1995, the Company recorded a benefit of $4.5 million due to certain elections made under Internal
Revenue Service Regulations which allow it to utilize net operating loss carryforwards without annual limitation. See Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resource
------------------------------

     During the nine months ended January 31, 1996, the Company's cash and cash equivalents decreased by $3.4 million, to $2.6 million at January 31. Working capital declined by $10.1 million during the first nine months of fiscal 1996, to $23.6 million at January 31. These decreases were principally caused by operating losses, capital spending, scheduled principal repayments, and dividend payments on the Company's Series A preferred stock.

     Capital spending in the first nine months of fiscal 1996 was $3.6 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $0.5 million. The
Company had no material commitments for capital spending at January
31, 1996.

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its various debt obligations.

     The Company's Credit and Security Agreement (CSA) dated as of November 30, 1992, as amended, contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital and adjusted cumulative operating income (as defined). The CSA was amended as of January 1, 1996 with respect to certain affirmative financial performance covenants. At January 31, 1996 the Company's tangible net worth was $12.9 million, compared to $11.0 million required by the covenant. At that same date, the Company's working capital was $23.6 million, compared to $19.0 million required by the covenant. Also, at January 31, 1996, the Company's adjusted cumulative operating income was $19.7 million, compared to $19.0 million required. The collateral coverage ratio at January 31, 1996 was 58.3%, compared to a 54% minimum required level. The required level of tangible net worth increases to $15.0 million from July 1, 1996 through April 30, 1998. The required level of working capital increases to $25.0 million on July 1, 1996. The required level of adjusted cumulative operating income increases to $27.5 million at July 1, 1996, $35.0 million at May 1, 1997 and $50.0 million at May 1, 1998. The minimum required collateral coverage ratio increases periodically to 60% at July 1, 1996, where it remains through April 30, 1998. Improved operating results will be necessary for the Company to remain in compliance with its CSA.

     On October 8, 1995, the United States Environmental Protection Agency (EPA) notified the Company the EPA is investigating a site to which a subsidiary of the Company sent certain substances for disposal in 1991. The Company, along with approximately 1,000 other firms, has been declared a Potentially Responsible Party in this matter, giving the Company some potential financial liability toward the cost of cleaning up the site. The Company believes that its liability in this matter, if any, is small and should not have a material adverse impact on its financial condition or results of operations.



                         WTD INDUSTRIES, INC.


                    PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The Index to Exhibits is located on page 18.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended January 31, 1996.




                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         WTD INDUSTRIES, INC.
                                         ----------------------
                                         (Registrant)


                                         By: s/Bruce L. Engel
                                         -------------------------
                                         Bruce L. Engel
                                         President

                                         By: s/K. Stanley Martin
                                         -------------------------
                                         K. Stanley Martin
                                         Vice President-Finance





Dated: March 11, 1996



                            WTD INDUSTRIES, INC.

                             INDEX TO EXHIBITS

                                                        Sequential
                                                            Number
                                                            System
                                                              Page
                                                            Number

3.1       Fourth Restated Articles of Incorporation of
          Registrant adopted effective November 27, 1992(1)

3.2 Second Restated Bylaws of the Registrant adopted effective November 27, 1992(2)

4.2.4     Amendment dated as of January 1, 1996 to Credit      19
          and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life
          Insurance Company, Aetna Life Insurance Company,
          The Northwestern Mutual Life Insurance Company,
          Chemical Bank, Seattle-First National Bank, and
          Bank of America Oregon.

19        Other reports furnished to securities holders with   23
          respect to the quarter ended January 31, 1996:
          President's letter excerpted from Interim Report to Shareholders for the third quarter of fiscal 1996.

27        Financial Data Schedule(3)

------------------------------------------------------------------
     (1)Incorporated by reference to the exhibit of like number to the Registrant's report of Form 8-K dated November 23, 1992, previously filed with the Commission.

     (2)Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended
April 30, 1993, previously filed with the Commission.

     (3)This schedule has been submitted in the electronic form prescribed by EDGAR.

------------------------------------------------------------------

     All other required Exhibits are listed in the Company's Annual Report of Form 10-K for the year ended April 30, 1995.