Form 10-Q/A
period 1996-01-31
WTD INDUSTRIES INC
filed 1996-03-12
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

		     WASHINGTON, D.C.  20549

			    FORM 10-Q/A


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



			WTD INDUSTRIES, INC.

     The following Financial Data Schedule (the "FDS") is filed as a correction to the FDS filed as part of the Report on Form 10-Q for WTD Industries, Inc. for the quarterly period ended
January 31, 1996.

		  Exhibit 27  Financial Data Schedule


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


Dated: March 12, 1996