Form 10-K
period 1996-04-30
WTD INDUSTRIES INC
filed 1996-07-29
CIK 797543

                                 WTD INDUSTRIES, INC.

    United States Securities and Exchange Commission, Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                 Commission file number
APRIL 30, 1996                            0-16158

WTD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

OREGON                                    93-0832150
(State of Incorporation)                  (I.R.S. Employer Identification No.)

10260 S.W. GREENBURG ROAD, SUITE 900      Registrant's telephone number,
PORTLAND, OREGON 97223                    including area code: (503) 246-3440
(Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, NO PAR VALUE (Title of Class)

- -------------------------------------------------------------------------------
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---       ---

    State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 1996: $11,315,490.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.
Yes   X    No
     ---       ---

    Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of June 28, 1996: Common Stock, no par value:
11,077,074.

                             FORM 10-K TABLE OF CONTENTS
Item No.                                                              Page No.
- ------------------------------------------------------------------------------
Part I

1.     Business                                                             3

2.     Properties                                                           7

3.     Legal Proceedings                                                    7

4.     Submission of Matters to a Vote of Security Holders                  7

Part II

5.     Market for the Registrant's Common Stock and
       Related Stockholder Matters                                          8

6.     Selected Financial Data                                              9

7.     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 10

8.     Financial Statements and Supplementary Data                         15

9.     Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                              15

Part III

10.    Directors and Executive Officers of the Registrant                  16

11.    Executive Compensation                                              19

12.    Security Ownership of Certain Beneficial Owners
       and Management                                                      25

13.    Certain Relationships and Related Transactions                      26

Part IV

14.    Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K
         (a)(1)  Financial Statements                                      27
         (a)(2)  Financial Statement Schedules                             27
         (a)(3)  Exhibit Index                                             27
         (b)     Reports on Form 8-K                                       31

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


PRODUCTS AND MARKETS

SOFTWOOD LUMBER

    The Company manufactures a wide variety of softwood lumber products, predominantly from Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 79% of net sales in fiscal 1996, 84% in fiscal 1995, and 83% in fiscal 1994.

    The Company sells softwood lumber to a large number of customers, primarily distribution centers, wholesalers and directly to large retailers. Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

OTHER PRODUCTS

    The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 14% of net sales in fiscal 1996, 12% in fiscal 1995, and 11% in fiscal 1994.

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

    The Company does not attempt to accumulate a large backlog of orders.
WTD's general practice is to maintain an order file representing about two to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at April 30, 1996 was $12.4 million compared to $6.0 million at April 30, 1995. Backlog on any particular date may not be indicative of the Company's average backlog, or net sales or the backlog for any succeeding period.

    One customer accounted for 12.1% of the Company's net sales during fiscal 1996. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

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

    The Company relies mainly on open market log purchases to supply its raw materials needs. It also purchases timber-cutting contracts ("timber contracts"), primarily at public timber sales, and has historically obtained logs to a minor extent from its own fee timberlands. At April 30, 1996, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, timber contracts and fee timberlands, and total log footage required:

                                   Public
 Year Ended        Open            Timber         Fee            Log
  April 30,       Market         Contracts      Timber      Requirements
- -----------        ------        ---------      ------      ------------
   1992             88%              8%            4%       338,000 MBF
   1993             90%              6%            4%       306,000 MBF
   1994             94%              5%            1%       305,100 MBF
   1995             95%              5%            --       317,100 MBF
   1996             94%              5%            1%       228,162 MBF

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

EMPLOYEES

    The Company and its subsidiaries had approximately 1,160 employees at June 28, 1996. The Company uses bonus programs to motivate its workers. See Note 8 to Consolidated Financial Statements.

ENVIRONMENTAL REGULATION

    The Company is subject to federal, state and local waste disposal and pollution control regulations, including air, water and noise pollution, which have required, and are expected to continue to require, additional operating and capital expenditures. During fiscal 1996, the Company incurred expenditures of approximately $512,000 for waste disposal and pollution control. Such expenditures are projected to be approximately $500,000 for each of fiscal year 1997 and fiscal year 1998. Various governmental agencies have enacted or are considering regulations regarding log yard management and disposal of log yard waste that may require material expenditures in the future.

INDUSTRY CONDITIONS

    The United States lumber industry is highly sensitive to the condition of the nation's economy and tends to experience poor financial results during general economic downturns. In addition, sales traditionally increase in the spring and summer months and decline during the fall and winter months in response to seasonal building construction cycles. However, in fiscal years 1993 and 1994, relatively strong lumber demand occurred in the winter months and relatively weak demand occurred during the spring months. Management believes this situation occurred because lumber buyers, concerned about supply in light of public timber harvest restrictions, made defensive purchases before the traditional spring buying period. In addition, demand in the early part of 1994 was muted by severe winter conditions in the midwestern and eastern portions of the U.S. In fiscal 1995 the Company experienced a more typical winter slowdown in lumber demand. During fiscal 1995, conditions remained weak in the spring due in large measure to high interest rates, increased lumber imports from Canada and high raw materials costs. Although interest rates moderated during fiscal 1996, lumber demand and prices remained weak during most of the fiscal year, with Canadian imports continuing to have a negative impact on the lumber market. However, at the end of the fourth quarter of fiscal 1996 demand for lumber increased resulting in higher sales prices. The increased lumber demand at the end of the fiscal year was fueled in part by economic recovery in California and a broadly based seasonal increase in building activity.

    Wood chip demand and prices are determined by conditions in the pulp and paper industry and generally are not affected by seasonal business cycles. Due to a strong demand for pulp and paper products, chip prices reached a high during the second quarter of fiscal 1996. However, by the end of fiscal 1996 reduced demand for pulp and paper products and pulp and paper production curtailments had driven chip prices to a level that was approximately 34% of the fiscal year high. Low demand for chips at the end of fiscal year 1996 may have constrained lumber production and with increased lumber demand, contributed to lumber price increases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

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

    The competition includes lumber manufacturers located in Canada. Canadian lumber producers benefit from advantageous exchange rates when exporting lumber into the United States. Because of the increasing presence of Canadian producers in the U.S. lumber market, the U.S. government initiated trade talks. Canada has agreed that as of April 1, 1996, and subject to specific exceptions, certain provinces will pay export taxes if pre-established levels of exports to the U.S. are exceeded. The goal of the trade agreement is to reduce the volume of lumber exported to the U.S. by Canadian producers. It is unknown if the trade agreement will have the desired effect.

    See the sections entitled "Timber Supply" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES


MANUFACTURING FACILITIES(1)                                    Thousand Board Feet
                                                             ------------------------
                                                              Fiscal     Est. Annual
                                                               1996       Production
Softwood Lumber                                              Production   Capacity(2)
- ---------------                                              ----------   -----------
Burke Lumber Co., West Burke, Vermont(3)                       44,000         46,000
Central Point Lumber Co., Central Point, Oregon                23,000        110,000
Glide Lumber Products Co., Glide, Oregon                       67,000        125,000
Morton Forest Products Co., Morton, Washington                 26,000         90,000
North Powder Lumber Co., North Powder, Oregon                  43,000         90,000
Pacific Softwoods Co., Philomath, Oregon                       36,000         80,000
Philomath Forest Products Co., Philomath, Oregon               72,000        245,000
Sedro-Woolley Lumber Co., Sedro-Woolley, Washington            29,000        140,000
Spanaway Lumber Co., Tacoma, Washington(4)                     39,000         85,000
Trask River Lumber Co., Tillamook, Oregon(4)                   36,000        120,000
Tumwater Lumber Co., Tumwater, Washington(4)                   55,000         70,000

Hardwood Lumber
- ---------------
Pacific Hardwoods-South Bend Co., South Bend, Washington(4)    15,000         19,000



(1) The machinery and equipment of all facilities are subject to the security interest of certain lenders.
(2) Capacity is generally computed using a two shift-per-day, five day-per-week operating schedule.
(3) The Company has reached an agreement in principle to sell this facility. Completion of the transaction is subject to the parties reaching agreement on a definitive agreement, approval by each company's Board of Directors, approval of the transaction by the Company's secured lenders, and completion by purchaser of its due diligence investigation.
(4) These subsidiaries lease all, or a substantial portion, of the real property on which the mill is located pursuant to ground leases.


ITEM 3.  LEGAL PROCEEDINGS

    On or about January 30, 1991, WTD Industries, Inc. and each of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The proceeding was filed in the United States Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is entitled: "IN RE SEDRO-WOOLLEY LUMBER CO., WTD INDUSTRIES, INC., TREESOURCE, INC., ET AL.", Case Numbers 91-00707 through 91-00721, 91-00736 through 91-00741, 91-00752 through
91-00756, 91-00773 through 91-00778, and 91-01140 through 91-01149.  The
Company's Second Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court on November 23, 1992, effective November 30, 1992. On April 26, 1996 and June 28, 1996, Orders were entered in the Bankruptcy Court closing the Chapter 11 cases of all subsidiaries of WTD Industries, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRINCIPAL MARKET

    Registrant's Common Stock is traded in the over-the-counter market. Quotations are reported on the National Market System of the National Association of Securities Dealers (NASD). The Company's stock trades under the NASDAQ symbol WTDI. The number of holders of record of WTD Industries, Inc. Common Stock at June 28, 1996 was 686. The Company estimates that the total number of its direct and beneficial shareholders is approximately 4,200.

STOCK PRICE AND DIVIDEND INFORMATION

    The following tables show the stock price range for the two years ended April 30, 1996:

    Fiscal Year Ended                    Stock Price Range
                                       ------------------------
     April 30, 1996                      Low            High
    -----------------                  -------        --------
    First Quarter                      $1 5/16        $1 15/16
    Second Quarter                     $  3/4         $1 11/16
    Third Quarter                      $  1/2         $1 1/8
    Fourth Quarter                     $  1/2         $  13/16

    Fiscal Year Ended                     Stock Price Range
                                       ------------------------
     April 30, 1995                       Low           High
    ---------------                   -----------    ---------
    First Quarter                      $2 7/32        $3 1/4
    Second Quarter                     $1 61/64       $2 3/4
    Third Quarter                      $1 5/8         $2 1/2
    Fourth Quarter                     $1 5/8         $2 1/8

    The share prices shown are those published by the NASD and represent prices between dealers. They do not include retail markups, markdowns, or commissions. Prior to the Company's October 1986 public stock offering, there was no public trading market for its Common Stock.

    WTD does not pay any cash dividends on its Common Stock. The Company's various debt instruments restrict the payment of dividends. See Notes 4 and 6 to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

WTD INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA
(In Thousands, Except Per-Share Amounts and Ratios)



                                                                        YEAR ENDED APRIL 30,
                                            ------------------------------------------------------------------------------
                                                1996             1995             1994             1993             1992
                                            ----------       ----------        ---------       ----------        ---------
NET SALES                                    $191,964         $274,966         $278,115         $246,887         $213,896
COST OF SALES                                 186,514          262,334          253,732          227,040          195,386
                                           ----------       ----------       ----------       ----------       ----------

GROSS PROFIT                                    5,450           12,632           24,383           19,847           18,510

GENERAL, SELLING AND
 ADMINISTRATIVE EXPENSES                        9,685           10,366           12,423           12,615           12,047
REORGANIZATION CHARGES (CREDITS)                 (409)            (532)          (2,487)             563            3,272
                                           ----------       ----------       ----------       ----------       ----------
OPERATING INCOME (LOSS)                        (3,826)           2,798           14,447            6,669            3,191

INTEREST EXPENSE                               (5,318)          (5,972)          (6,541)          (2,864)            (235)
OTHER INCOME                                      646            1,228              418              151               36
                                           ----------       ----------       ----------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES              (8,498)          (1,946)           8,324            3,956            2,992

PROVISION FOR INCOME TAXES (BENEFIT)           (2,454)          (5,646)           2,024            1,543            1,167
                                           ----------       ----------       ----------       ----------       ----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEMS                           (6,044)           3,700            6,300            2,413            1,825

EXTRAORDINARY ITEMS                                --               --               --           21,345            1,167

                                           ----------       ----------       ----------       ----------       ----------
NET INCOME (LOSS)                              (6,044)           3,700            6,300           23,758            2,992

PREFERRED DIVIDENDS                             2,364            2,126            1,616              647               --
                                           ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS                          ($8,408)          $1,574           $4,684          $23,111           $2,992
                                           ----------       ----------       ----------       ----------       ----------
                                           ----------       ----------       ----------       ----------       ----------


NET INCOME (LOSS) PER
 COMMON SHARE, PRIMARY
 - before extraordinary items                  ($0.76)           $0.14            $0.41            $0.29            $0.73
 - extraordinary items                             --               --               --            $3.46            $0.47
 - net income (loss)                           ($0.76)           $0.14            $0.41            $3.75            $1.20
   Average shares outstanding (1)              11,077           11,492           11,433            6,166            2,492

NET INCOME (LOSS) PER
 COMMON SHARE, FULLY DILUTED
 - before extraordinary items                  ($0.76)           $0.14            $0.41            $0.28            $0.73
 - extraordinary items                             --               --               --            $3.43            $0.47
 - net income (loss)                           ($0.76)           $0.14            $0.41            $3.71            $1.20
   Average shares outstanding (1)              11,077           11,510           11,519            6,231            2,492

CASH DIVIDENDS PER COMMON SHARE                    --               --               --               --               --

PERIOD END BALANCES
 Working capital                              $25,052          $33,740          $44,796         $ 39,255         $ 46,162
 Total assets                                  77,396           88,944           97,100          100,039          113,561
 Long-term debt, excl. current maturities (2)  50,310           51,421           60,587           64,184              519
 Liabilities subject to compromise (2)             --               --               --               --          134,351
 Stockholders' equity (deficit)                11,686           20,076           18,512           13,684          (43,553)

SELECTED FINANCIAL RATIOS
 Net income (loss) to average:
  Total assets                                   (7.3)%            4.0%             6.4%            22.2%             2.7%
 Stockholders' equity                           (38.1)%           19.2%            39.1%              NM               NM
Average stockholders' equity to average
 total assets                                    19.1 %           20.7%            16.3%              NM               NM




(1) Restated to reflect effect of four-for-ten reverse split as of November 30, 1992.
(2) During fiscal year 1992, the Company reclassified certain debt obligations between fully secured debt and liabilities subject to compromise.

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

    Market conditions in the housing sector deteriorated during the third and fourth quarters of fiscal year 1995 and continued weak through the third quarter of fiscal year 1996. In addition, lumber imported into the United States from Canada continued at high volumes and put downward pressure on lumber prices in the United States. Low lumber prices, combined with relatively high log prices, created losses for the Company during each quarter of fiscal year 1996. In response to the generally weak market conditions, the Company curtailed production at selected mills and reduced the level of operations at various times during the year. By the end of the fiscal year, lumber prices had increased and operating conditions had improved enough to allow the Company to run substantially all of its mills on a full one-shift operation in March and April, 1996.

RAW MATERIALS

    Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs. WTD's log inventory policy is to maintain, where possible, a supply equal to three to four weeks of production.

    During the 1980's, public timber accounted for a significant portion of the supply used by the forest products industry in the Pacific Northwest. On June 22, 1990, the northern spotted owl was listed by the U.S. Fish and Wildlife Service as a threatened species in Oregon, Washington and Northern California. This required the U.S. Forest Service (USFS) and Bureau of Land Management (BLM) to develop plans to protect the owl's habitat, primarily in old-growth timber, by limiting timber harvests on public lands in the Pacific Northwest. This decision resulted from many years of controversy and litigation surrounding the harvest of "old-growth" timber in Oregon, Washington and Northern California. Since that time, new controversies surrounding ecosystem management, biological diversity, and other threatened species such as various strains of wild salmon, have caused the USFS and BLM to limit further timber harvests.

    In 1992 the marbled murrelet was listed as a threatened species and on May 15, 1996 the federal government designated almost 3.9 million acres of forest in Oregon, Washington and California as critical habitat for the bird, which may result in further restrictions on timber harvesting.

    As a result of these controversies, logging on public lands is greatly reduced from the harvest levels of the 1980's. State and federal policies regarding the appropriate level of timber harvests on public lands will continue to be challenged by industry and preservationist groups resulting in increased uncertainty regarding the availability of public timber.

    During fiscal years 1993 through 1996, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. The ability to maintain the present level of operations at the Company's mills depends on a continuing supply of logs from these private sources.

    The sharp reduction in available timber in the Pacific Northwest contributed to increased open market log costs since the late 1980's. However, log costs have stabilized, although at much higher levels, in the Company's last three fiscal years. The Company has generally been able to obtain sufficient raw materials for its mills from private sources at prices which ensure a gross margin. However, management anticipates that uncertainty associated with timber supply issues, combined with a continued lack of significant public timber sale activity, may contribute to further log price volatility. Log and lumber markets may continue to experience rapid changes in values due to actual and perceived market conditions, which may sometimes result in inconsistent relationships between log and lumber prices. These changes could result in large swings in the gross margin on lumber produced. The long-term impact of this issue cannot be predicted at this time.

YEARLY COMPARISONS

    The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:



                                                  INCOME AND EXPENSE ITEMS AS                    PERCENTAGE
                                                   A PERCENTAGE OF NET SALES                  INCREASE (DECREASE)
                                             -----------------------------------------      -----------------------

                                                                                              1996           1995
                                                       Year Ended April 30,                    vs             vs
                                             -----------------------------------------
                                                1996           1995           1994            1995          1994
                                             ----------      ----------     ----------      ---------      --------
Net sales                                     100.0 %        100.0 %        100.0 %        (30.2)%         (1.1)%
Cost of sales                                  97.2           95.4           91.2          (28.9)           3.4
                                              ------         ------         -----

Gross profit                                    2.8            4.6            8.8          (56.9)         (48.2)

Selling, general and
  administrative expense                        5.0            3.8            4.5           (6.6)         (16.6)
Reorganization credits                         (0.2)          (0.2)          (0.9)         (23.1)         (78.6)
                                              ------         ------         -----

Operating income (loss)                        (2.0)           1.0            5.2         (236.7)         (80.6)


Interest expense                               (2.8)          (2.2)          (2.4)         (11.0)          (8.7)
Miscellaneous                                   0.3            0.4            0.2          (47.4)         193.8
                                              ------         ------         -----


Income (loss) before income taxes              (4.4)          (0.7)           3.0           NM             NM


Provision for income taxes (benefit)           (1.3)          (2.1)           0.7           NM             NM
                                              ------         ------         -----

Net income (loss)                              (3.1) %         1.3 %          2.3 %       (263.4)         (41.3)
                                              ------         ------         -----
                                              ------         ------         -----



Note:  Percentages may not add precisely due to rounding.
NM:    Not meaningful.

COMPARISON OF 1996 TO 1995

    Net sales for the year ended April 30, 1996 decreased $83 million (30 percent) from the year ended April 30, 1995. This was principally caused by a 28 percent decrease in lumber shipments, a 31 percent decrease in chip deliveries and a 6 percent decrease in lumber prices, partially offset by a 28 percent increase in chip prices. The reduced lumber and chip deliveries reflect the Company's reduced production resulting from a weak lumber market during most of fiscal 1996.

    Gross profit for the year ended April 30, 1996 was 2.8 percent of net sales, compared to 4.6 percent of net sales for the year ended April 30, 1995. Lumber prices declined by 6 percent from the year ended April 30, 1995, while the Company's log costs increased by 2 percent. The higher chip prices were not sufficient to offset the effect of lower lumber prices and higher log costs. Management believes that a significant portion of the increase in log cost is attributable to the strength in chip demand. Despite the sharply lower production levels in fiscal 1996, the Company reduced its unit manufacturing costs by 3 percent from fiscal 1995. This reduction resulted from steps taken to increase operating time without increasing payroll costs, and from continued focus on cost control. The gross profit for the fourth quarter ended April 30, 1996 was 5.0%, but there is no assurance that margin improvement will continue.

    Selling, general and administrative expenses in the year ended April 30, 1996 decreased by $0.7 million (7 percent) from the year ended April 30, 1995. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, as well as the Company's continued focus on cost control.

    Interest expense in the year ended April 30, 1996 was $0.7 million below that incurred in the year ended April 30, 1995. This decrease was the result of scheduled reduction of debt.

    In the year ended April 30, 1996, the Company recorded a tax benefit equal to 29 percent of its pretax loss. In the year ended April 30, 1995, the Company recorded a benefit of 290 percent of the pretax loss, which included $4.5 million as a result of certain elections made under Internal Revenue Service Regulations which allow it to utilize net operating loss carryforwards without annual limitation. See Note 5 to Consolidated Financial Statements.

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

    Reorganization credits in fiscal 1995 primarily reflect the reduction of certain valuation and holding costs reserves associated with the Company's remaining non-core assets. Reorganization credits in fiscal 1994 primarily reflect gains recognized on the sale of idle assets. See Note 7 to Consolidated Financial Statements.

    Interest expense in the year ended April 30, 1995 was $0.6 million below that incurred in the year ended April 30, 1994. This decrease was the result of both scheduled and voluntary reductions of debt.

    The Company's tax benefit in fiscal 1995 was 290 percent of its pretax loss, pursuant to the provisions of SFAS Number 109. See Note 5 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 1996, the Company had net working capital of $25.1 million, or $8.7 million less than at April 30, 1995. The working capital decrease was primarily the result of operating losses, capital spending, scheduled principal payments and dividends paid on the Company's Series A preferred stock.

    Cash and cash equivalents decreased by $1.4 million during the year ended April 30, 1996, to $4.6 million at year-end. Approximately $7.0 million of cash
was provided by operations.   About $2.4 million was used to repay various debt
obligations. The Company also paid $2.3 million in dividends to holders of its Series A preferred stock.

    During fiscal 1996, the Company spent $3.9 million for capital improvements to its facilities. Capital spending for the year ending April 30, 1997 is currently projected to be approximately $4.0 million. The Company had no material commitments for capital spending at April 30, 1996.

    The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. There is no assurance that such cash will be sufficient to fund the Company's operations. Substantially all of the Company's assets are pledged to secure various debt obligations.

    The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital and adjusted cumulative operating income (as defined). This debt agreement was most recently amended as of May 1, 1996, with respect to certain affirmative financial performance covenants. See Note 4 to Consolidated Financial Statements.

    At April 30, 1996 the Company's tangible net worth was $11.2 million compared to $11 million required by the covenant. At that same date, the Company's working capital was $25.1 million, compared to $19.0 million required by the covenant. Also, at April 30, 1996, the Company's adjusted cumulative operating income was $21.1 million, compared to $19.0 million required. The collateral coverage ratio at April 30,1996 was 62.2 percent, compared to a 56 percent minimum required level. The required level of working capital increases to $22.5 million on July 1, 1996 and to $25 million on July 1, 1997. The required level of tangible net worth decreases to $9 million from July 1, 1996 through June 30, 1997, then increases to $10 million at July 1, 1997, $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of adjusted cumulative operating income increases to $22.5 million at July 1, 1996, $25 million at January 1, 1997 and $27.5 million at July 1, 1997. The minimum required collateral coverage ratio increases to 60 percent at July 1, 1996, and to 65 percent at May 1, 1998. Improved operating results from those achieved in fiscal year 1996 will be necessary for the Company to remain in compliance with its debt agreement. During the year ended April 30, 1996, the Company's adjusted cumulative operating income decreased by $3 million while incurring a loss before tax benefit of $8.5 million. See Note 1 to Consolidated Financial Statements.

    In accordance with the Company's primary debt agreement, additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1996. In connection with the May 1, 1996 Amendment, the Company has agreed to an additional prepayment computed at 30 percent of quarterly net income.

    The Company has no floating rate debt, but the dividend rate on its Series A preferred stock varies based on Bank of America's prime rate in effect at the time the dividends are declared. Based on the prime rate in effect at June 28, 1996, annual preferred dividends would decrease by about $0.1 million from the amount incurred in the year ended April 30, 1996.

    Information included in this report on Form 10-K relating to projected environmental and capital expenditures constitutes forward looking statements. From time to time, information provided by the Company or statements made by its employees may contain other forward looking statements. Factors that could cause actual results to differ materially from the forward looking statements include but are not limited to: general economic conditions, increased interest rates which may cause a decrease in building activity, use of substitute products in the construction industry, increased competition from foreign producers of lumber, increased competition from foreign purchasers of logs, reduction in harvest levels of timber on private land, inadequate cash reserves to support the desired level of business activity, labor strikes, additional environmental regulations or enforcement actions, change in rules pertaining to the Company's use of its net operating loss carryforward (NOL) or other change in the Company's ability to use its NOL.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report which begins at page 27.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are:

        NAME            AGE         POSITION
        ----             ---         --------
Scott Christie. . . . .  47       Director
Richard W. Detweiler. .  54       Director
Bruce L. Engel. . . . .  55       Director and President
David J. Loftus . . . .  54       Treasurer
K. Stanley Martin . . .  54       Director, Vice President-Finance and
                                    Chief Financial Officer
Robert J. Riecke. . . .  46       Director, Vice President-Administration,
                                    General Counsel and Secretary
John C. Stembridge. . .  37       Vice President-Sales and Marketing
James R. Wilson . . . .  46       Vice President-Timber
William H. Wright . . .  61       Director

    The composition of the Board of Directors of the Company is determined by
Article XII of the Company's Second Amended Joint Plan of Reorganization. At its annual meeting during calendar year 1996, four Board seats for a one year term will be filled by election of the shareholders. In the event the Company fails to make a certain number of scheduled dividend payments, or if a certain financial ratio covenant violation has occurred and is continuing, on its Series A preferred stock, holders of such stock may, under the circumstances and in the manner provided in the Company's Fourth Restated Articles of Incorporation, elect a majority of the Board of Directors by replacing incumbent Board members or increasing the size of the Board.

    Scott Christie has been a director of the Company since 1988. Mr. Christie is currently general partner of Christie Capital Management. Since 1987 Mr. Christie has been engaged as an investment advisor for his own account and the account of other individuals. From 1983 until 1987 Mr. Christie was senior vice president of Kidder, Peabody & Co. Incorporated, an investment banking firm.
Mr. Christie headed Kidder, Peabody's underwriting team for the Company's initial public offering and 1987 debenture offering.

    Richard W. Detweiler joined the Company's Board of Directors on December 14, 1995. Since 1990 Mr. Detweiler has been chief executive officer of Precision Aerotech, a diversified manufacturing company. Mr. Detweiler has 20 years of manufacturing management experience.

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

    Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that, during fiscal 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and owners of more than 10 percent of the Company's Common Stock were complied with except that Scott Christie filed his Form 4 seven days late for a transaction for 400 shares occurring in December 1995.

ITEM 11. EXECUTIVE COMPENSATION


                              SUMMARY COMPENSATION TABLE

    The following table shows the cash and non-cash compensation paid by the Company for the last three fiscal years to the chief executive officer and the four other most highly compensated executive officers.


                                       Annual Compensation
                                      ---------------------
Name and Principal Position   Year        Salary          Bonus
- ---------------------------    ----        ------          -----
Bruce L. Engel                1996      $ 300,000      $  23,142
President                     1995      $ 300,000      $  48,200
                              1994      $ 300,000      $ 151,936

K. Stanley Martin             1996      $ 120,000      $   9,256
Vice President-Finance and    1995      $ 120,000      $  19,280
Chief Financial Officer       1994      $ 104,250      $  51,659

Robert J. Riecke              1996      $ 132,000      $  10,183
Vice President-               1995      $ 132,000      $  21,209
Administration,  General      1994      $ 132,000      $  66,853
 Counsel and Secretary

John C. Stembridge            1996      $ 100,000      $  12,197
Vice President-Sales and      1995      $  86,667      $  15,539
 Marketing                    1994      $  80,000      $  45,944

James R. Wilson               1996      $ 100,000      $   7,714
Vice President-Timber         1995      $  85,833      $  12,853
                              1994      $  70,250      $  41,245


                         OPTION GRANTS IN LAST FISCAL YEAR

    No executive officer named above received option grants during the fiscal year ended April 30, 1996.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES

    The following table provides information on option exercises for the last fiscal year by the named executive officers and the value of such officers' unexercised options as of April 30, 1996:


                                                                         Value of Unexercised
                                         Number of Unexercised           In-the-Money Options
                                       Options at April 30, 1996           at April 30, 1996
                                      ----------------------------   --------------------------
                         Shares
                        Acquired
    Name               or Exercised    Exercisable  Unexercisable    Exercisable  Unexercisable
    ----               ------------    -----------  -------------    -----------  -------------
Bruce L. Engel               --         307,200         76,800        $    --      $      --
K. Stanley Martin            --          28,000          3,800        $    --      $      --
Robert J. Riecke             --          31,200          3,800        $    --      $      --
John C. Stembridge           --           6,000          4,000        $    --      $      --
James R. Wilson              --           6,000          4,000        $    --      $      --



BENEFITS

    The Company maintains an IRC Section 401(k) retirement savings plan under which employees, including executive officers, are permitted to make salary deferral contributions. Executive officers are not entitled to employer matching contributions pursuant to this plan.

COMPENSATION OF DIRECTORS

    Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, plus $750 for each additional meeting attended and $225 for each telephone conference meeting attended or written consent minutes executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. Directors who were not employees of the Company each received initial option grants with respect to 35,000 shares of the Company's Common Stock and receive option grants with respect to 10,000 shares in subsequent fiscal years to a maximum aggregate of 80,000 shares. One Director received options for 35,000 shares upon his initial election to the Board in fiscal 1996 and the other outside Directors were each granted options with respect to 10,000 shares in fiscal 1996.

EXECUTIVE BONUSES

    Monthly discretionary bonuses are paid to the Company's executive officers, as well as other management and administrative employees, pursuant to the Company's profit sharing bonus plan. The bonuses are based upon net pretax profits and are generally allocated according to base salary level. Bonuses paid to executive officers for services rendered to the Company during the year ended April 30, 1996 are included in the amounts shown in the "Summary Compensation Table."

STOCK OPTION PLAN

    In July 1986 the Company adopted a Stock Option Plan ("Option Plan"). The Option Plan was amended by the Company's Chapter 11 Plan of Reorganization to
(a) increase to 1,245,900 the number of shares available for grant, (b) provide for the grant of nonqualified stock options, as well as incentive stock options,
(c) permit nonemployee agents, consultants, and independent contractors to participate in the Option Plan and (d) provide automatic initial and annual option grants in defined amounts to the Company's non-employee directors. The purpose of the Option Plan is to motivate special achievement by the Company's officers and key employees by encouraging them to acquire an equity interest in the Company. The Option Plan terminated July 11, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors is composed of Mr. Christie and Mr. Wright. The Compensation Committee determines compensation for executive officers, including executive officers who are directors. It also administers the Company's Option Plan.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee is composed of two independent non-employee directors.

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

    It is the Company's practice to participate in and use, as a basis for comparison, an analysis of executive compensation in the Northwest prepared by the compensation consulting group of Milliman & Robertson, Inc. This analysis is useful in establishing base salary levels and monitoring overall compensation levels as compared to other publicly-traded companies of similar size.
Executive officers' compensation paid during fiscal year 1996, with respect to bonus and total cash compensation, was below the median levels published in the 1995/1996 Milliman & Robertson compensation survey of all industries and except as noted below, base salaries of executive officers were below the published median levels.

    The Company also uses long-term stock-based incentive opportunities in the form of options to purchase the Company's Common Stock. The Company's Amended and Restated 1986 Stock Option Plan provides for the grant of stock options to employees of the Company to purchase shares of the Company's Common Stock subject to minimum exercise price limitations imposed by the Company's Plan of Reorganization. Stock option awards are determined on a discretionary basis by the Compensation Committee. No stock options were awarded to executive officers during the 1996 fiscal year.

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

    Mr. Engel's base salary for fiscal year 1996 was $300,000. The median base salary for chief executive officers of comparably sized public companies, as published by the Milliman & Robertson compensation survey, is $285,582.

    Mr. Engel received a cash bonus of $23,142 during fiscal year 1996 under the profit sharing plan described above, reflecting profitable operations during three months of the fiscal year. Mr. Engel's bonus and total cash compensation amounts were below the published median levels; the published median levels were $171,926 and $425,882, respectively.

    COMPENSATION COMMITTEE MEMBERS

    Scott Christie
    William H. Wright

STOCK PERFORMANCE GRAPH



                                       [GRAPH]


                                     Base
                                    Period         Return         Return         Return         Return         Return
Company/Index Name                April 1991      April 1992     April 1993     April 1994     April 1995     April 1996
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
WTD Industries                      100            100.00          81.82          89.09          50.92          19.99
S&P 500 Index                       100            114.03         124.56         131.19         154.10         200.66
S&P Paper & Forest Products Index   100            126.32         129.57         130.12         156.45         175.98



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



                                                   Amount and Nature
Name and Address of Beneficial Owner           of Beneficial Ownership(1)(2)      Percent
- ------------------------------------           -----------------------------     ---------
Quinault Corporation
P.O. Box C
Aberdeen, WA 98570                                     1,183,000                  10.7%

                                                   Amount and Nature
Name of Directors and Executive Officers       of Beneficial Ownership(2)(3)      Percent
- ----------------------------------------       -----------------------------      --------
Scott Christie                                            65,000                    .6%
Richard W. Detweiler                                       8,750                    .1%
Bruce L. Engel(4)                                        660,040                   5.8%
K. Stanley Martin                                         38,000                    .3%
Robert J. Riecke                                          31,200                    .3%
John C. Stembridge                                         9,300                    .1%
James R. Wilson(5)                                         8,100                    .1%
William H. Wright                                         65,000                    .6%
All directors and executive officers as a group
(9 persons)                                              889,390                   7.7%
- ------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------



(1) As determined by reference to the beneficial owner's most recent Form 4 or 13D filing.
(2) Beneficial Ownership is calculated as of June 28, 1996.
(3) Includes shares reserved for issuance under options exercisable within 60 days of June 28, 1996 as follows: Mr. Christie 65,000; Mr. Detweiler 8,750; Mr. Engel 307,200; Mr. Martin 28,000; Mr. Riecke 31,200; Mr.
    Stembridge 8,000; Mr. Wilson 8,000; and Mr. Wright 65,000.
(4) Mr. Engel shares with his spouse Teri E. Engel voting and investment power as to 352,840 shares beneficially owned. See Note 3 above for details of individual option rights. Mr. Engel's shares are pledged to third parties in connection with certain personal obligations.
(5) Mr. Wilson shares with his spouse Christine R. Wilson voting and investment power as to 100 shares beneficially owned. See Note 3 above for details of individual option rights.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the 1996 fiscal year the Company purchased on behalf of itself and three subsidiaries operating in the area advertising and promotional services from Grays Harbor Gulls, a professional baseball team located near the Company's hardwood lumber facility. Messrs. Engel and Wilson are officers and shareholders of Grays Harbor Gulls. The total cost of the two-season advertising and promotional program is $50,000.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS                                      PAGE
- -----------------------------                                      ----

    The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

    Report of Independent Certified Public Accountants               33

    Consolidated Statements of Operations for the Years
      Ended April 30, 1996, 1995 and 1994                            34

    Consolidated Balance Sheets at April 30, 1996 and 1995           35

    Consolidated Statements of Cash Flows for the Years
      Ended April 30, 1996, 1995 and 1994                            37

    Consolidated Statement of Changes in Stockholders'
      Equity for the Years Ended April 30, 1996,
      1995 and 1994                                                  38

    Notes to Consolidated Financial Statements                       39

(a) (2)  FINANCIAL STATEMENT SCHEDULES
- --------------------------------------

    The schedules called for under Regulation S-X are not submitted because they are not applicable, are not required, or because the required information is not material or is included in the financial statements or notes thereto.

(a) (3)  EXHIBIT INDEX                                              Page
- ----------------------                                              ----

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

                                                                    Page
                                                                    ----

4.2 Credit and Security Agreement dated as of November 30, 1992, between Registrant and
         Principal Mutual Life Insurance Company, Aetna
         Life Insurance Company, The Northwestern Mutual
         Life Insurance Company, Chemical Bank,
         Seattle-First National Bank, and Bank of America
         Oregon. (2)

4.2.1    Amendment dated as of October 18, 1994 to Credit
         and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (10)

4.2.2    Amendment dated as of January 27, 1995 to Credit
         and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (12)

4.2.3    Amendment dated as of May 1, 1995 to Credit and
         Security Agreement dated as of November 30, 1992,
         between Registrant and Principal Mutual Life Insurance
         Company, Aetna Life Insurance Company, The Northwestern
         Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (12)

4.2.4    Amendment dated as of January 1, 1996 to Credit and
         Security Agreement dated as of November 30, 1992,
         between Registrant and Principal Mutual Life Insurance
         Company, Aetna Life Insurance Company, The Northwestern
         Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (13)

4.2.5    Amendment dated as of May 1, 1996  to Credit and
         Security Agreement dated as of November 30, 1992,
         between Registrant and Principal Mutual Life Insurance
         Company, Aetna Life Insurance Company, The Northwestern
         Mutual Life Insurance Company, Chemical Bank, Seattle-First
         National Bank, and Bank of America Oregon.                  54

4.3      Indenture dated as of November 30, 1992, between
         Registrant and State Street Bank and Trust Company, as Trustee, with respect to 8% Senior Subordinated
         Notes due 2005. (3)

10.1     Amended and Restated 1986 Stock Option Plan dated
         December 30, 1992.*  (4)

                                                                    Page
                                                                    ----

10.1.2   Form of Stock Option Agreement for directors of
         Registrant.*  (9)

10.1.3   Form of Stock Option Agreement for executive
         officers of the Registrant.*  (9)

10.2     General Indemnity Agreement dated March 29,
         1984, among the Registrant, Bruce L. Engel
         ("Engel"), Teri E. Engel and Employers
         Insurance of Wausau ("Wausau") and other
         related parties and an Agreement dated
         June 25, 1986, among Wausau, the Registrant,
         Engel and other related parties.*  (5)

10.2.1   Letter dated November 18, 1986, from Wausau to
         the Registrant and General Agreement of Indemnity
         dated January 19, 1987, among Wausau, the Reg-
         istrant, Bruce L. Engel and Teri E. Engel.*  (6)


10.3     Form of Indemnification Agreement for directors,
         officers and certain employees effective January
         30, 1991.*  (9)

10.4     Description of Management Profit-Sharing Bonus
         Plan.*  (5)

10.61    WTD Industries, Inc. Retirement Savings Plan
         and Trust dated as of May 1, 1989.*  (7)

10.62    Amendment No. 1 to WTD Industries, Inc. Retirement
         Savings Plan and Trust Effective May 1, 1989.*  (8)

10.63    Amendment No. 2 to WTD Industries, Inc. Retirement
         Savings Plan and Trust adopted May 30, 1991.*  (8)

10.64    Amendment No. 3 to WTD Industries, Inc. Retirement
         Savings Plan and Trust adopted June 26, 1992.*  (8)

10.65    Amendment No. 4 to WTD Industries, Inc. Retirement
         Savings Plan and Trust adopted April 30, 1993.*  (9)

10.66    Amendment No. 5 to WTD Industries, Inc. Retirement
         Savings Plan and Trust adopted December 28, 1994.*  (11)

12.2     Computation of Registrant's Net Income (Loss) to
         Average Total Assets.                                       60

12.3     Computation of Registrant's Net Income (Loss) to
         Average Stockholders' Equity (Deficit).                     61

                                                                    Page
                                                                    ----

12.4     Computation of Registrant's Average Stockholders'
         Equity (Deficit) to Average Total Assets.                   62

21       Subsidiaries of the Registrant (list updated as
         of June 28, 1996).                                          63

23       Consent of Independent Certified Public
         Accountants.                                                64

27       Financial Data Schedule**

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

    (12) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1995, previously filed with the Commission.

    (13) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended January 31, 1996, previously filed with the Commission.

    *  Management contract or compensatory plan or arrangement.

    ** This schedule has been submitted in the electronic form prescribed by EDGAR.

         Except for instruments already filed as exhibits to this Form 10-K, the Registrant agrees to furnish the Commission upon request a copy of each instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries, the amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

    Other exhibits listed in Item 601 of Regulation S-K are not applicable.

(b)  REPORTS ON FORM 8-K
- ---  -------------------
    No reports on Form 8-K were filed during the quarter ended April 30, 1996.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTD Industries, Inc.
(Registrant)



By:  S/ BRUCE L. ENGEL
   -----------------------------------------
Bruce L. Engel
President
July 23, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



S/ BRUCE L. ENGEL                         S/ K. S. MARTIN
- ---------------------------------         -----------------------------------
Bruce L. Engel                            K. Stanley Martin
President (Principal Executive Officer)   Vice President-Finance (Principal
and Director                              Financial and Accounting Officer)
                                          and Director


S/ SCOTT CHRISTIE                         S/RICHARD W. DETWEILER
- ---------------------------------         -----------------------------------
Scott Christie, Director                  Richard W. Detweiler, Director



S/WILLIAM H. WRIGHT                       S/ROBERT J. RIECKE
- ---------------------------------         -----------------------------------
William H. Wright, Director               Robert J. Riecke
                                          Vice President-Administration
                                          and Director

    Each of the above signatures is affixed as of July 23, 1996.

[MOSS ADAMS LETTERHEAD]




                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders
WTD Industries, Inc.


We have audited the accompanying consolidated balance sheets of WTD Industries, Inc. and subsidiaries (the "Company") as of April 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity, for each of the years in the three-year period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTD Industries, Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles.



                                  /s/ Moss Adams LLP
                                  -----------------------------------
                                  MOSS ADAMS LLP



Beaverton, Oregon
June 7, 1996

                        WTD INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in Thousands, Except Per-Share Amounts)




                                                  YEAR ENDED APRIL 30,
                                     -----------------------------------------
                                            1996           1995           1994
                                     -----------    -----------    -----------

NET SALES                            $   191,964    $   274,966    $   278,115

COST OF SALES                            186,514        262,334        253,732
                                     -----------    -----------    -----------

GROSS PROFIT                               5,450         12,632         24,383

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  9,685         10,366         12,423
REORGANIZATION CREDITS                      (409)          (532)        (2,487)
                                     -----------    -----------    -----------

OPERATING INCOME (LOSS)                   (3,826)         2,798         14,447

OTHER INCOME (EXPENSE)
  Interest expense                        (5,318)        (5,972)        (6,541)
  Miscellaneous                              646          1,228            418
                                     -----------    -----------    -----------

                                          (4,672)        (4,744)        (6,123)
                                     -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES         (8,498)        (1,946)         8,324

PROVISION FOR INCOME TAXES (BENEFIT)      (2,454)        (5,646)         2,024
                                     -----------    -----------    -----------


NET INCOME (LOSS)                         (6,044)         3,700          6,300

PREFERRED DIVIDENDS                        2,364          2,126          1,616
                                     -----------    -----------    -----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS              $   (8,408)     $   1,574       $  4,684
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------



NET INCOME (LOSS) PER COMMON SHARE
  - PRIMARY                               ($0.76)         $0.14          $0.41
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------


  - FULLY DILUTED                         ($0.76)         $0.14          $0.41
                                     -----------    -----------    -----------
                                     -----------    -----------    -----------



          The accompanying notes are an intregal part of these consolidated financial statements.

                        WTD INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                    (In Thousands)



                                                              APRIL 30,
                                              --------------------------------
                                                 1996                 1995
                                             ------------        ------------
CURRENT ASSETS
 Cash and cash equivalents                   $      4,576        $      6,023
 Accounts receivable, net                          10,190              11,404
 Inventories                                       13,891              18,104
 Prepaid expenses                                   1,568               4,024
 Income tax refund receivable                       2,135                 503
 Deferred tax asset                                 1,112               1,830
 Assets held for sale                                 737                  --
 Timber, timberlands and
  timber-related assets                             6,243               9,299
                                             ------------        ------------

  Total current assets                             40,452              51,187

NOTES AND ACCOUNTS RECEIVABLE                         164                  89

TIMBER AND TIMBERLANDS                                679                 705

PROPERTY, PLANT AND EQUIPMENT, at cost
 Land                                               2,943               2,733
 Buildings and improvements                        11,085              11,008
 Machinery and equipment                           68,313              65,511
                                             ------------        ------------

                                                   82,341              79,252

 Less accumulated depreciation                     51,391              47,727
                                             ------------        ------------

                                                   30,950              31,525

 Construction in progress                             339                 600
                                             ------------        ------------

                                                   31,289              32,125

DEFERRED TAX ASSET                                  3,388               2,448

OTHER ASSETS                                        1,424               2,390
                                             ------------        ------------

                                             $     77,396        $     88,944
                                             ------------        ------------
                                             ------------        ------------



          The accompanying notes are an integral part of these consolidated financial statements.

                        WTD INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                       (In Thousands, Except Share Information)



                                                              APRIL 30,
                                                   -----------------------------
                                                       1996            1995
                                                  ------------    ------------
CURRENT LIABILITIES
 Accounts payable                                 $      5,791    $      6,023
 Accrued expenses                                        6,198           7,466
 Timber contracts payable                                2,252           1,660
 Current maturities of long-term debt                    1,159           2,298
                                                  ------------    ------------

  Total current liabilities                             15,400          17,447

LONG-TERM DEBT, less current maturities                 50,310          51,421

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, 10,000,000 shares authorized
  Series A, 270,079 shares outstanding                  20,688          20,688
  Series B, 6,111 shares outstanding                       333             333
 Common stock, no par value, 40,000,000 shares
  authorized, 11,077,074 issued and outstanding         28,641          28,641
 Additional paid-in capital                                 15              15
 Retained deficit                                      (37,991)        (29,601)
                                                  ------------    ------------

                                                        11,686          20,076
                                                  ------------    ------------

                                                  $     77,396    $     88,944
                                                  ------------    ------------
                                                  ------------    ------------



          The accompanying notes are an intregal part of these consolidated financial statements.

                        WTD INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)





                                                                                  YEAR ENDED APRIL 30,
                                                           --------------------------------------------------------

                                                               1996                  1995                  1994
                                                          ------------          ------------          ------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net income (loss)                                        $     (6,044)         $      3,700          $      6,300
 Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Depreciation, depletion and amortization                       4,903                 7,058                 8,146
  Deferred income tax                                             (222)               (4,262)                  (16)
  Reorganization credits                                          (409)                 (532)               (2,487)
  Accounts receivable                                            1,214                (2,770)               10,949
  Inventories                                                    4,213                 8,692                (8,474)
  Prepaid expenses                                               2,456                  (879)                 (746)
  Timber, timberlands and
  timber-related assets - current                                3,198                 2,132                 5,691
  Payables and accruals                                           (587)                1,974                (5,196)
  Income taxes                                                  (1,632)                 (786)                  283
                                                          ------------          ------------          ------------

  Cash provided by operating activities                          7,090                14,327                14,450
                                                          ------------          ------------          ------------


CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
 Notes and other receivables                                       (75)                   75                    (1)
 Net reductions of timber and timberlands                           26                   140                    13
 Acquisition of property, plant and equipment                   (3,904)               (6,467)               (4,066)
 Cost of holding idle facilities                                    (4)                   (7)                 (125)
 Poceeds from sale of idle facilities                              145                    --                 2,013
 Other investing activities                                        106                   227                   281
                                                          ------------          ------------          ------------

  Cash used for investing activities                            (3,706)               (6,032)               (1,885)
                                                          ------------          ------------          ------------


CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
 Principal payments on long-term debt                           (2,379)               (8,952)               (4,190)
 Other assets                                                     (106)                  749                  (853)
 Dividends paid on preferred stock                              (2,346)               (2,194)               (1,616)
 Issuance of common stock                                           --                    24                    71
                                                          ------------          ------------          ------------

  Cash used for financing activities                            (4,831)              (10,373)               (6,588)
                                                          ------------          ------------          ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,447)               (2,078)                5,977

CASH BALANCE AT BEGINNING OF PERIOD                              6,023                 8,101                 2,124
                                                          ------------          ------------          ------------

CASH BALANCE AT END OF PERIOD                             $      4,576          $      6,023          $      8,101
                                                          ------------          ------------          ------------


CASH PAID (REFUNDED) DURING THE PERIOD FOR:
 Interest                                                       $3,095                $6,989                $7,229
 Income taxes                                                    ($598)                ($613)               $1,742





          The accompanying notes are an integral part of these consolidated financial statements.

                        WTD INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (In Thousands)




                                        SERIES A                     SERIES B
                                     PREFERRED STOCK               PREFERRED STOCK              COMMON STOCK
                                  ---------------------         ---------------------      -----------------------
                                  SHARES         AMOUNT         SHARES         AMOUNT      SHARES           AMOUNT
                                 --------       --------       --------       --------    --------         --------

Balance at April 30, 1993            269      $  20,581            106       $  5,756          7,548      $  23,123

Shares issued pursuant
   to reorganization plan              1             73             --             --             --             --

Shares converted                      --             --           (100)        (5,423)         3,464          5,423

Stock options exercised               --             --             --             --             49             71

Dividends paid                        --             --             --             --             --             --

Net income                            --             --             --             --             --             --
                                  ------      ---------         ------        -------      ---------      ---------

Balance at April 30, 1994            270         20,654              6            333         11,061         28,617

Shares issued pursuant
   to reorganization plan             --             34             --             --             --             --

Stock options exercised               --             --             --             --             16             24

Dividends paid                        --             --             --             --             --             --

Net income                            --             --             --             --             --             --
                                  ------      ---------         ------        -------      ---------      ---------

Balance at April 30, 1995            270         20,688              6            333         11,077         28,641

Dividends paid                        --             --             --             --             --             --

Net loss                              --             --             --             --             --             --
                                  ------      ---------         ------        -------      ---------      ---------

Balance at April 30, 1996            270      $  20,688              6         $  333         11,077      $  28,641
                                  ------      ---------         ------        -------      ---------      ---------
                                  ------      ---------         ------        -------      ---------      ---------


                                                              STOCK
                                              RETAINED       HOLDERS'
                                PAID-IN       EARNINGS        EQUITY
                                CAPITAL       (DEFICIT)     (DEFICIT)
                                -------      ---------      ---------

Balance at April 30, 1993       $     15     $  (35,791)    $   13,684

Shares issued pursuant
   to reorganization plan             --             --             73

Shares converted                      --             --             --

Stock options exercised               --             --             71

Dividends paid                        --         (1,616)        (1,616)

Net income                            --          6,300          6,300
                                --------    -----------     ----------

Balance at April 30, 1994             15        (31,107)        18,512

Shares issued pursuant
   to reorganization plan             --             --             34

Stock options exercised               --             --             24

Dividends paid                        --         (2,194)        (2,194)

Net income                            --          3,700          3,700
                                --------    -----------     ----------

Balance at April 30, 1995             15        (29,601)        20,076

Dividends paid                        --         (2,346)        (2,346)

Net loss                              --         (6,044)        (6,044)
                                --------    -----------     ----------

Balance at April 30, 1996       $     15     $  (37,991)    $   11,686
                                --------    -----------     ----------
                                --------    -----------     ----------






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

         Market conditions in the housing sector deteriorated during the third and fourth quarters of fiscal year 1995 and continued weak through the third quarter of fiscal year 1996. In addition, lumber imported into the United States from Canada continued at high volumes and put downward pressure on lumber prices in the United States. Low lumber prices, combined with relatively high log prices, created losses for the Company during each quarter of fiscal year 1996. In response to the generally weak market conditions, the Company curtailed production at selected mills and reduced the level of operations at various times during the year. By the end of the fiscal year, lumber prices had increased and operating conditions had improved enough to allow the Company to run substantially all of its mills on a full one-shift operation in March and April, 1996.

         The fiscal year 1996 results were such that management initiated amendments to its primary debt agreement. This debt agreement was amended as of January 1, 1996 and as of May 1, 1996 with respect to certain financial performance covenants. These amendments followed a similar amendment as of May 1, 1995. Improved operating conditions from those in existence during fiscal year 1996 will be necessary for the Company to remain in compliance with its primary debt agreement. See Note 4 to Consolidated Financial Statements.

         The Company's sales are predominantly in the United States; export sales are not material. During the year ended April 30, 1996, the Company had sales to one major customer of $23,235,000 or 12.1% of net sales. During the year ended April 30, 1995, the Company had sales to one major customer of $33,346,000, or 12.1% of net sales. The loss of any one customer would not, in the opinion of management, have a material adverse impact on the financial results of the Company.

         Temporary cash investments and trade receivables potentially subject the Company to concentrations of credit risk. The Company places its temporary cash investments with high credit-quality financial institutions, and by policy limits the amount of credit exposure to any one institution. The Company reviews a customer's credit history before extending credit and continuously evaluates its accounts receivable. Concentrations of credit risk on trade receivables are limited due to the

Company's large number of customers and their widely varying locations. Generally, the Company does not require collateral or other security to support its trade receivables.
         WTD has from time to time utilized futures contracts to minimize the Company's exposure to adverse movements in the log and lumber markets. This activity has not been significant in the past and the Company had no material futures position at April 30, 1996.

         CASH AND CASH EQUIVALENTS - Financial instruments with a maturity of three months or less are considered to be cash equivalents.

         ACCOUNTS RECEIVABLE - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $112,000 and $199,000 at April 30, 1996 and 1995, respectively.

         INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):
                                               APRIL 30,
                                       -------------------------
                                            1996          1995

                                       ----------     ----------
         Logs                          $    5,899     $    6,100
         Lumber                             6,786         10,808
         Supplies                           1,206          1,196
                                       ----------     ----------

                                       $   13,891     $   18,104
                                       ----------     ----------
                                       ----------     ----------

         At April 30, 1996 and 1995, $502,000 and $375,000, respectively, of log inventory was valued at market, which approximated cost. At both April 30, 1996 and 1995, lumber inventory was generally valued at market, which represented reductions of $873,000 and $2,729,000, respectively, from cost.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment of the Company's facilities are stated at cost. For financial reporting purposes, the Company uses the units-of-production method for computing depreciation over the estimated useful lives of assets, ranging from ten to thirty years for buildings and improvements, and three to ten years for machinery and equipment. When assets are retired or disposed of, cost and accumulated depreciation are reversed from the related accounts and any gain or loss is included in the consolidated statement of operations.

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

         ACCRUED EXPENSES - The following is a summary of the components of accrued expenses (in thousands):

                                               APRIL 30,
                                       -------------------------
                                          1996           1995
                                       ----------     ----------

Payroll and related items              $    4,129     $    5,127
Freight payable                               834            867
Other                                       1,235          1,472
                                       ----------     ----------

                                       $    6,198     $    7,466
                                       ----------     ----------
                                       ----------     ----------

         RESERVES FOR SELF-INSURANCE - WORKERS' COMPENSATION - Under its self-insurance plan, the Company accrues the estimated cost of workers' compensation claims based on prior year's open claims. An accrual for such costs of $2.1 million is included in the accompanying fiscal year 1996 financial statements. Payments based on actual fiscal year 1996 claims ultimately filed could differ materially from these estimates.

         USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2  -     NET INCOME (LOSS) PER SHARE

    This computation is based on net income (loss) less preferred dividends for the period, divided by the weighted average number of shares of Common Stock and equivalents assumed to be outstanding during the period. Anti-dilutive common stock equivalents are excluded from the calculation.

    The calculations of net income (loss) per share for the years ended April 30, 1996, 1995 and 1994 are summarized below (in thousands, except per-share data):





                                                                            Year Ended April 30,
                                                                  ---------------------------------------
                                                                    1996              1995         1994
                                                                  ----------       ----------     -------
Net income (loss)                                                $  (6,044)       $    3,700    $  6,300
Preferred dividends                                                  2,364             2,126       1,616
                                                                  ----------       ----------     -------

Net income (loss) applicable to
   common shareholders                                           $  (8,408)         $  1,574      $4,684
                                                                  ----------       ----------     -------
                                                                  ----------       ----------     -------


Weighted average shares outstanding                                 11,077            11,075       9,477

Additional shares assumed from:
    - Conversion of Series B preferred stock                            --               213       1,770
    - Exercise of stock options                                         --               204         186
                                                                  ----------       ----------     -------
Average number of shares and equivalents outstanding
    - Primary basis                                                 11,077            11,492      11,433

Additional shares assumed from exercise of stock
   options                                                              --                18          86
                                                                  ----------       ----------     -------

Average number of shares and equivalents outstanding
    - Assuming full dilution                                        11,077            11,510      11,519
                                                                  ----------       ----------     -------
                                                                  ----------       ----------     -------

Net income (loss) per common share
    - Primary
      Before extraordinary items                                $    (0.76)        $    0.14    $   0.41
      Extraordinary items                                               --                --          --
                                                                  ----------       ----------     -------
                                                                $    (0.76)        $    0.14   $    0.41
                                                                  ----------       ----------     -------
                                                                  ----------       ----------     -------

Net income (loss) per common share
    - Assuming full dilution
      Before extraordinary items                                $    (0.76)         $   0.14   $    0.41
      Extraordinary items                                               --                --          --
                                                                  ----------       ----------     -------
                                                                $    (0.76)        $    0.14   $    0.41
                                                                  ----------       ----------     -------
                                                                  ----------       ----------     -------


NOTE 3  -     TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

         The following summarizes the components of timber, timberlands and timber-related assets (in thousands):

                                                       APRIL 30,
                                               1996               1995
                                            ----------          ---------
Timber held under contract                  $    4,029          $   5,565
Timber, timberlands and timber deposits          1,892              3,353
Logging roads (at amortized cost)                  322                381
                                            ----------          ---------

                                            $    6,243          $   9,299
                                            ----------          ---------
                                            ----------          ---------

Timber and timberlands, long-term           $      679          $     705
                                            ----------          ---------
                                            ----------          ---------

         Timber held under contract is comprised of various public and private timber contracts representing approximately 19.5 million board feet (MMBF) at April 30, 1996 and 23 MMBF at April 30, 1995. Outstanding obligations relating to these contracts at April 30, 1996 and 1995, were $2,252,000 and $1,660,000, respectively.

NOTE 4  -     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):


                                                                                   APRIL 30,
                                                                          -------------------------
                                                                             1996            1995
                                                                          ---------       --------

    Senior secured debt, bearing interest at 10%; principal
    payable in quarterly installments of $225 through
    December 15, 1997, then quarterly installments of $400
    through December 15, 1998, then quarterly installments of
    $1,000 beginning March 15, 1999, and a final payment in
    December 2004; secured by substantially all assets of the
    Company.                                                              $ 49,544       $  50,523

    Secured notes, interest at 10%; payable on various dates;
    secured by various assets.                                                 130             987

    Priority notes, $31 payable in fiscal 1997 and $17 payable in fiscal 1998, plus interest at 8.3%; senior to all other
    unsecured obligations.                                                      48             275

    Unsecured senior subordinated notes, net of discount of
    $407 ($428 at April 30, 1995); 8% coupon, effective
    interest rate of 13.3%; semi-annual interest payments due
    each June 30 and December 31; principal due in full June
    30, 2005.                                                                1,070           1,048

    Other unsecured debt, net of discount of $134 ($229 at
    April 30, 1995); payable in equal annual installments of
    $270; non-interest bearing; effective interest rate of
    12.3%                                                                      677             886
                                                                          --------         --------
                                                                            51,469          53,719

    Less current maturities                                                 (1,159)         (2,298)
                                                                          --------         --------

                                                                          $ 50,310         $ 51,421
                                                                          --------         --------
                                                                          --------         --------


         The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, and collateral coverage (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. This debt agreement was most recently amended as of May 1, 1996, with respect to certain affirmative financial performance covenants.

         At April 30, 1996 the Company's tangible net worth was $11.2 million, compared to $11 million required by the covenant. At that same date, the Company's working capital was $25.1 million, compared to $19 million required by the covenant. Also, at April 30, 1996, the Company's adjusted cumulative operating income was $21.1 million, compared to $19 million required. The collateral coverage ratio at April 30, 1996 was 62.2%, compared to a 56% minimum required level. The required level of working capital increases to $22.5 million on July 1, 1996 and to $25 million on July 1, 1997. The required level of tangible net worth decreases to $9 million from July 1,

1996 through June 30, 1997, then increases to $10 million at July 1, 1997, $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of adjusted cumulative operating income increases to $22.5 million at July 1, 1996, $25 million at January 1, 1997 and $27.5 million at July 1, 1997. The minimum required collateral coverage ratio increases to 60% at July 1, 1996, and to 65% at May 1, 1998. Improved operating results from those achieved in fiscal year 1996 will be necessary for the Company to remain in compliance with its debt agreement. During the year ended April 30, 1996, the Company's adjusted cumulative operating income decreased by $3 million while incurring a loss before tax benefit of $8.5 million. See Note 1 to Consolidated Financial Statements.

         In accordance with the Company's primary debt agreement, additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1996. In connection with the May 1, 1996 amendment, the Company has agreed to an additional prepayment computed at 30% of quarterly net income.

         Future minimum repayments, exclusive of any mandatory prepayments if certain earnings thresholds are reached, under the terms of all of the Company's debt are as follows (in thousands):

         Fiscal year ending April 30, 1997            $    1,159
         Fiscal year ending April 30, 1998                 1,313
         Fiscal year ending April 30, 1999                 2,447
         Fiscal year ending April 30, 2000                 4,006
         Fiscal year ending April 30, 2001                 4,006
         thereafter                                       38,538
                                                       ----------
                                                      $   51,469
                                                       ----------
                                                       ----------

NOTE 5  -     PROVISION FOR INCOME TAXES

         The income tax provision or benefit is based on the estimated effective annual tax rate for each fiscal year. The provision or benefit includes anticipated current income taxes payable or refundable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

         Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) Number 109, "Accounting for Income Taxes." This statement mandates the asset and liability approach to determining the income tax provision or benefit. Deferred income tax benefits and liabilities are recognized for the tax consequences of temporary differences in the carrying value of assets and liabilities for financial reporting and income tax purposes. The cumulative effect of adopting SFAS Number 109 as of May 1, 1993 was not material. The Company's prior year financial statements have not been restated for the provisions of this pronouncement.

NOTE 5  -     PROVISION FOR INCOME TAXES - (CONTINUED)

The federal and state income tax provision consists of the following (in thousands):

                                                   Year Ended April 30,
                                         -------------------------------------
                                             1996          1995          1994
                                       -----------    ----------     ---------


Income (loss) before income taxes        $   (8,498)  $   (1,946)    $  8,324
                                         ----------    ----------     --------
                                         ----------    ----------     --------

Provision for income taxes (benefit):
    Federal                             $   (2,114)   $   (5,052)    $  1,984
    State                                     (340)         (594)          40
                                         ----------    ----------     --------

                                       $    (2,454)   $   (5,646)    $  2,024
                                         ----------    ----------     --------
                                         ----------    ----------     --------

    Current                            $    (2,232)   $   (1,384)    $  2,040
    Deferred                                  (222)       (4,262)    $    (16)
                                         ----------    ----------     --------

                                       $   (2,454)    $   (5,646)    $  2,024
                                         ----------    ----------     --------
                                         ----------    ----------     --------

         The income tax provision in fiscal year 1994 differs from the amount computed by applying the federal statutory rate principally as a result of recognizing the tax benefits of NOL carryforwards. The tax provision in fiscal year 1995 and fiscal year 1996 differs from the amount computed by applying the federal statutory rate principally as a result of elections made under the Internal Revenue Code regarding the calculation and use of NOL carryforwards.

         In the quarter ended January 31, 1995, the Company recorded current and deferred income tax benefits of $5.4 million associated with elections made by the Company under Internal Revenue Service (IRS) Regulations regarding the calculation and use of NOL carryforwards. These elections required the Company to reduce its federal NOL by approximately $8.2 million and its state NOL by approximately $5.9 million. These reductions related to interest expense recorded on debts which were converted to equity in the reorganization, and taxable income not recognized on the conversion of debt to stock. However, the elections permit the remaining NOL to offset taxable income without annual limitation.

         Accordingly, the Company filed its fiscal years 1994 and 1995 tax returns and amended its fiscal year 1993 tax returns to reflect utilization of its remaining federal and state NOL without annual limitation. This resulted in refunds of prior year and current year taxes and deposits aggregating approximately $1.9 million. In the quarter ended April 30, 1996, the Company, utilizing available ten-year carryback provisions of the Internal Revenue Code, carried back its fiscal year 1995 loss to prior years and also amended and carried back its fiscal year 1993 tax return loss to fiscal year 1987. These carrybacks resulted in the Company recording an income tax refund receivable of $2.1 million as of April 30, 1996, and reducing the available NOL at April 30, 1996 by $7.9 million. As of June 17, 1996, the Company had received $1.1 million of the income tax refund receivable shown at April 30, 1996. The Company can expect audits of its tax returns by various taxing authorities for the years ended after April 30, 1991. The results of any such examinations could affect the refunds received and the

NOTE 5  -     PROVISION FOR INCOME TAXES - (CONTINUED)

amount of NOL carryforwards available to offset future tax liabilities. The Company's remaining NOL at April 30, 1996 is approximately $18.6 million for federal income tax and $22.4 million for state income tax purposes. These carryforwards expire in 2006 and 2011.

         SFAS Number 109 requires that all current deferred tax assets and liabilities be grouped and reported as one amount and that all non-current deferred tax assets and liabilities be grouped and reported as one amount. Classification as current or non-current is based upon the classification of the related asset or liability for financial reporting. For deferred tax amounts that do not relate to an asset or liability for financial reporting, classification is to be based upon the expected utilization.

         At April 30, 1996 and 1995, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                         Year Ended April 30,
                                                       ------------------------
                                                         1996           1995
                                                       ---------      ---------
Current deferred tax assets:
   Non-deductible accruals                             $   1,070     $   1,741
   Reserves for doubtful accounts and discounts               42            89
                                                        ---------     ---------
    Net current deferred tax assets                    $   1,112     $   1,830
                                                        ---------     ---------
                                                        ---------     ---------

Non-current deferred tax assets:
   Tax benefit of net operating loss carryforward
    and investment tax credit carryforward             $   8,702     $   7,107
   Valuation allowance against tax benefit of net
    operating loss carryforwards                          (2,914)       (2,946)
                                                        ---------     ---------
                                                           5,788         4,161
Non-current deferred tax liabilities:
   Differences in depreciation and capitalization
    of assets for financial reporting and tax purposes    (2,400)       (1,713)
                                                        ---------     ---------
    Net long-term deferred tax assets                  $   3,388     $   2,448
                                                        ---------    ---------
                                                        ---------    ---------
Total net deferred tax asset                           $   4,500     $   4,278
                                                        ---------    ---------
                                                        ---------    ---------

         Management has assessed the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards. This analysis included its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any IRS audits. Based upon the above factors, management believes that a valuation allowance of approximately $2.9 million is necessary. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

NOTE 6  -     STOCKHOLDERS' EQUITY

         Stockholders' equity at April 30, 1996 consists of the following:

         Series A preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A preferred stock will be granted voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. The Company has not missed any dividend payments on the Series A preferred stock.

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


NOTE 7  -     REORGANIZATION CHARGES (CREDITS)

         In fiscal 1993, the Company reorganized under Chapter 11 of the Federal Bankruptcy Code. In conjunction with the restructuring, management reduced the value of assets associated with certain facilities to their estimated net realizable value and established certain reserves for expenses related to the cost of holding and disposing of such facilities. In fiscal years 1994, 1995 and 1996, the reorganization credits related to the Company's sale of idle assets and settlement of obligations at amounts which varied from their original estimates.

NOTE 8  -     STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS

         Effective December 30, 1992, the Company's Stock Option Plan ("Option Plan") was amended and restated, and new options were granted. Non-qualified stock options may be granted to directors, independent contractors, consultants, and employees, and incentive stock options may be granted to employees to acquire up to 1,245,900 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The Option Plan terminates on July 11, 1996, or such earlier time as the Board of Directors may determine. The Option Plan provides for incremental vesting based upon the optionee's period of service with the Company and is administered by the Compensation Committee of the Board of Directors.

         Following is a summary of the activity with respect to the Option Plan for the years ended April 30, 1994, 1995 and 1996:


                                                                         Non-Employee
                                           Employee Stock Options       Stock Options
                                           ----------------------   ---------------------
                                            Option      Number of     Option    Number of
                                            Price         Shares       Price      Shares
                                            --------    ---------    -------     --------
Shares under option at April 30, 1994        $.95625                   $1.50
                                            to $3.00     650,400    to $3.00      180,000

   Options granted                             $3.00      40,000       $3.00       40,000

   Options exercised                         $.95625     (16,000)                      --

   Options cancelled                         $.95625
                                            to $3.00     (38,000)                      --
                                                          --------                 -------

Shares under option at April 30, 1995                    636,400                  220,000

                                                                         $1.50
   Options granted                                                    to $3.00      65,000(1)

   Options cancelled                          $.95625                    $1.50
                                             to $3.00      (59,800)   to $3.00    (120,000)
                                                          --------                 -------

Shares under option at April 30, 1996                      576,600                 165,000 (1)
                                                          --------                 -------
                                                          --------                 -------
Shares exercisable at April 30, 1996                       452,360                 130,000
                                                          --------                 -------
                                                          --------                 -------

(1) Includes 35,000 options granted
outside the option plan.

NOTE 8  -     STOCK OPTIONS, WARRANTS AND EMPLOYEE BENEFIT PLANS
              (CONTINUED)

         Options for 462,500 shares remain available for grant. Options for 19,000 shares will have an exercise price of the greater of $1.50 per share, or an amount per share determined by the Plan Administrator, but not less than 85 percent of the fair market value of the Company's Common Stock on the date of grant. The balance of the options will have an exercise price of the greater of $3.00 per share, or an amount per share determined by the Plan Administrator, but not less than 85 percent of the fair market value of the Company's Common Stock on the date of grant.

         The Company maintains a weekly discretionary bonus program for its mill workers based on the performance of each production shift at individual mills. The bonus program for mill workers is designed to reward productivity, safety and regular attendance. The Company also has a monthly discretionary profit sharing bonus program for management and administrative employees.
Profit sharing bonuses are based on net pre-tax profits and are generally allocated according to base salary level. Amounts paid under all bonus programs were approximately $4,500,000; $6,800,000; and $8,500,000 in fiscal years 1996,
1995 and 1994, respectively.

         The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute 2 percent to 20 percent of their compensation. The Company matches contributions of employees participating in the Production/Safety/Attendance Bonus program on a monthly basis in an amount as determined from time to time by the Board of Directors. Salaried employees are not generally entitled to matching contributions. During the years ended April 30, 1996, 1995 and 1994 the Company incurred expenses for matching contributions and plan administration of $214,000; $377,000; and $391,000; respectively. Company contributions to this plan are funded on a current basis.

NOTE 9  -     COMMITMENTS AND CONTINGENCIES

         (a) TIMBER COMMITMENTS - At April 30, 1996, the Company had contracts to purchase approximately 25.3 MMBF of timber from the U.S. Forest Service and others for an estimated stumpage cost of $6,956,000. Deposits were made on these contracts and additional payments are required as timber is removed. Because of the volatility of product prices, the long-term nature of these contracts and the options of selling logs, or processing them into lumber, it is not possible to estimate potential losses, if any, that might be incurred under these contracts at April 30, 1996. The expiration dates of the contracts are as follows:

                              Footage          Stumpage
Year Ending April 30,           MMBF             Cost
- -----------------------       --------         --------

    1997                        8.4        $  2,485,000
    1998                        6.8           2,584,000
    1999                       10.1           1,887,000
                               ----        ------------

                               25.3        $  6,956,000
                               ----        ------------
                               ----        ------------




         (b) LEASES - At April 30, 1996, the Company had future minimum rental commitments for new or assumed operating leases as follows: 1997 - $850,000; 1998 - $759,000; 1999 - $803,000; 2000 - $596,000; 2001 - $364,000; thereafter -
$27,000.

         Total rental expense for all leases was $1,124,000, $1,196,000 and $1,131,000 for the years ended April 30, 1996, 1995 and 1994, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

         (c) LITIGATION - The Company is involved in certain litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation will not have a material impact upon the Company's consolidated financial condition or results of operations.

         (d) ENVIRONMENTAL COMPLIANCE - The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. Various governmental agencies have enacted, or are considering regulations, regarding log yard management and disposal of log yard waste that may require material expenditures in the future. Management believes that the Company will be able to comply with any final regulations in this area without a material adverse impact on its consolidated financial condition or results of operations.

NOTE 10  -    UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following quarterly information for the years ended April 30, 1996 and 1995 is unaudited but includes all adjustments (which consist of normal recurring adjustments) which management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):




                                                                     YEAR ENDED APRIL 30, 1996
                                               --------------------------------------------------------------------
                                                                      QUARTER
                                               -----------------------------------------------------
                                                 FIRST         SECOND          THIRD         FOURTH         TOTAL
                                               ---------      --------       ---------     ---------      ---------

Net sales                                      $  38,798      $ 64,161       $ 37,852      $  51,153      $ 191,964

Gross profit (loss)                            $     597      $  3,104       $   (810)     $   2,559      $   5,450

Net income (loss)                              $  (1,920)     $   (535)      $ (2,337)     $  (1,252)     $  (6,044)

Net income (loss) per common share             $   (0.23)     $  (0.10)      $  (0.26)     $   (0.17)     $   (0.76)






                                                                     YEAR ENDED APRIL 30, 1995
                                                --------------------------------------------------------------------
                                                                      QUARTER
                                                ----------------------------------------------------
                                                  FIRST         SECOND         THIRD        FOURTH           TOTAL
                                                ---------      ---------     ---------     ---------       ---------

Net sales                                      $  76,466      $ 79,157       $ 61,592       $ 57,751      $  274,966

Gross profit (loss)                            $   5,539      $  6,328       $  1,251       $   (486)     $   12,632

Net income (loss)                              $   1,040      $  1,664       $  3,997       $ (3,001)     $    3,700

Net income (loss) per common share             $    0.05      $   0.10       $   0.30       $  (0.31)     $     0.14


NOTE 11  -    VALUATION AND QUALIFYING RESERVES

         The following table summarizes the activity associated with the Company's reserves for doubtful accounts and allowances for discounts for the years ended April 30, 1996, 1995 and 1994 (in thousands):

Allowance for doubtful accounts -
    deducted from accounts receivable in the balance sheet


                                                                           Year Ended April 30,
                                                              -------------------------------------------
                                                                 1996                 1995            1994
                                                              ------------      ----------      ----------
Balance at beginning of year                                  $      115       $      584     $      504
Charged (credited) to costs and expenses                             (82)             (10)           458
Deductions (1)                                                        (9)            (459)          (378)
                                                              ------------      ----------      ----------
Balance at end of year                                        $       24             $115     $      584
                                                              ------------      ----------      ----------
                                                              ------------      ----------      ----------




Allowance for discounts -
    deducted from accounts receivable in the balance sheet


                                                                           Year Ended April 30,
                                                              -------------------------------------------
                                                                 1996                 1995            1994
                                                              ------------      ----------      ----------
Balance at beginning of year                                  $        84      $        74    $       135
Charged to costs and expenses                                       1,688            2,482          2,520
Deductions (1)                                                     (1,684)          (2,472)        (2,581)
                                                               -----------      ------------   ------------
Balance at end of year                                        $        88      $        84    $        74
                                                              ------------      -----------    -----------
                                                              ------------      -----------    -----------



(1) Uncollected receivables written off, net of recoveries, and discounts taken by customers.