Form 10-Q
period 1996-07-31
WTD INDUSTRIES INC
filed 1996-09-10
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 31, 1996
                                -------------


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition from       to
                       -------  -------

                         Commission file number 0-16158

                              WTD Industries, Inc.
                              --------------------
             (Exact name of Registrant as specified in its charter)

          Oregon                                           93-0832150
          ------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

          10260 S.W. Greenburg Road, Suite 900, Portland, Oregon 97223
          ------------------------------------------------------------
          (Address of principal executive  offices)         (Zip Code)

(Registrant's telephone number, including area code)  (503)246-3440
                                                      -------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---  ---

     The number of shares outstanding of Registrant's Common Stock, no par value, at August 31, 1996 was 11,077,074.

                              WTD INDUSTRIES, INC.

                                      INDEX
                                                                   Page
                                                                   Number

PART I.  Financial Information (Unaudited)



         Item 1.  Financial Statements

         Consolidated Statements of Operations -
           Three Months Ended July 31, 1996 and 1995                  3


         Consolidated Balance Sheets -
           July 31, 1996 and April 30, 1996                           4


         Consolidated Statements of Cash Flows -
           Three Months Ended July 31, 1996 and 1995                  6


         Notes to Consolidated Financial Statements                   7


         Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations          11


PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                   14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)



                                               THREE MONTHS ENDED JULY 31,
                                              ----------------------------
                                                1996               1995
                                              ---------          ---------
NET SALES                                     $ 66,973           $ 38,798

COST OF SALES                                   59,311             38,201
                                              ---------          ---------

GROSS PROFIT                                     7,662                597

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     3,083              2,438
                                              ---------          ---------

OPERATING INCOME (LOSS)                          4,579             (1,841)

OTHER INCOME (EXPENSE)
     Interest Expense                           (1,297)            (1,364)
     Miscellaneous                                  95                108
                                              ---------          ---------

                                                (1,202)            (1,256)
                                              ---------          ---------


INCOME (LOSS) BEFORE INCOME TAXES                 3,377             (3,097)

PROVISION  FOR INCOME TAXES (BENEFIT)             1,283             (1,177)
                                              ----------         ----------

NET INCOME (LOSS)                                 2,094             (1,920)

PREFERRED DIVIDENDS                                 557                608
                                              ----------         ----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                      $   1,537       $    (2,528)
                                              ==========       ===========


NET INCOME (LOSS) PER COMMON SHARE
     PRIMARY                                      $0.14            ($0.23)
                                                 =======           =======

     FULLY DILUTED                                $0.14            ($0.23)
                                                 =======           =======










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                     JULY 31,     APRIL 30,
                                                       1996         1996
                                                   -----------  -----------
CURRENT ASSETS                                     (Unaudited)
   Cash and cash equivalents                       $    3,355   $    4,576
   Accounts receivable, net                            12,725       10,190
   Inventories                                         19,411       13,891
   Prepaid expenses                                     1,936        1,568
   Income tax refund receivable                         1,230        2,135
   Deferred tax asset                                   1,017        1,112
   Assets held for sale                                   737          737
   Timber, timberlands and timber-related assets        4,939        6,243
                                                   -----------  -----------

      Total current assets                             45,350       40,452


NOTES AND ACCOUNTS RECEIVABLE                             142          164

TIMBER AND TIMBERLANDS                                    629          679

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 2,943        2,943
   Buildings and improvements                          11,085       11,085
   Machinery and equipment                             68,649       68,313
                                                   -----------  -----------

                                                       82,677       82,341

     Less accumulated depreciation                     52,845       51,391
                                                   -----------  -----------

                                                       29,832       30,950

   Construction in progress                               544          339
                                                   -----------  -----------

                                                       30,376       31,289

DEFERRED TAX ASSET                                      2,200        3,388

OTHER ASSETS                                            1,377        1,424
                                                   -----------  -----------


                                                   $   80,074   $   77,396
                                                   ===========  ===========












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                     JULY 31,       APRIL 30,
                                                       1996           1996
                                                    -----------    -----------
CURRENT LIABILITIES                                 (Unaudited)
   Accounts payable                                 $    8,003     $    5,791
   Accrued expenses                                      6,831          6,198
   Timber contracts payable                                904          2,252
   Current maturities of long-term debt                  1,808          1,159
                                                    -----------    -----------

      Total current liabilities                         17,546         15,400

LONG-TERM DEBT, less current maturities                 49,305         50,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding               20,688         20,688
     Series B, 6,111 shares outstanding                    333            333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,077,074 issued and outstanding      28,641         28,641
   Additional paid-in capital                               15             15
   Retained deficit                                    (36,454)       (37,991)
                                                    -----------    -----------

                                                        13,223         11,686
                                                    -----------    -----------


                                                    $   80,074     $   77,396
                                                    ===========    ===========






















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                  JULY 31,
                                                            -------------------
                                                               1996      1995
                                                            --------- ---------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                         $  2,094  $ (1,920)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                   1,506     1,102
    Deferred income tax                                        1,283    (1,034)
    Accounts receivable                                       (2,535)    1,975
    Inventories                                               (5,520)    3,163
    Prepaid expenses                                            (368)      624
    Timber, timberlands and timber-related assets - current    1,336     1,875
    Payables and accruals                                      1,523    (1,596)
    Income taxes                                                 905       503
                                                            --------- ---------

     Cash provided by operating activities                       224     4,692
                                                            --------- ---------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of (additions to) timber and timberlands         50        (6)
  Acquisition of property, plant and equipment                  (562)     (565)
  Other investing activities                                      22         3
                                                            --------- ---------

     Cash used for investing activities                         (490)     (568)
                                                            --------- ---------

CASH USED FOR FINANCING ACTIVITIES:
  Principal payments on long-term debt                          (382)     (437)
  Other assets                                                   (16)       --
  Dividends paid on preferred stock                             (557)     (608)
                                                            --------- ---------

     Cash used for financing activities                         (955)   (1,045)
                                                            --------- ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,221)    3,079
CASH BALANCE AT BEGINNING OF PERIOD                            4,576     6,023
                                                            --------- ----------

CASH BALANCE AT END OF PERIOD                               $  3,355  $  9,102
                                                            ========= =========

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                    $1,295       $87
  Income taxes                                                 ($905)    ($646)













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to the prior period results and balances to conform to the current period classifications. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1996, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at July 31, 1996 and April 30, 1996 are as follows (in thousands):

                       July 31,        April 30,
                         1996            1996
                       -------         --------
  Logs                 $10,723          $ 5,899
  Lumber                 7,440            6,786
  Supplies               1,248            1,206
                       -------         --------
                       $19,411          $13,891
                       =======         ========

NOTE 3 - LONG-TERM DEBT

     The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, collateral coverage (as defined) and total liabilities ratio (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. This debt agreement was most recently amended as of May 1, 1996, with respect to certain affirmative financial performance covenants and payment terms.

     At July 31, 1996 the Company's tangible net worth was $12.8 million, compared to $9 million required by the covenant. At that same date, the Company's working capital was $27.8 million, compared to $22.5 million required by the covenant. Also, at July 31, 1996, the Company's adjusted cumulative operating income was $26.8 million, compared to $22.5 million required. The collateral coverage ratio at July 31, 1996 was 70%, compared to a 60% minimum required level. The total liabilities ratio was 83.5% at July 31, 1996, compared to a maximum allowed of 87%. The required level of tangible net worth increases to $10 million at July 1, 1997, $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of working capital increases to $25 million on July 1, 1997. The required level of adjusted cumulative operating income increases to $25 million at January 1, 1997, $27.5 million at July 1, 1997, $40 million at May 1, 1998, $52.5 million at May 1, 1999 and $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 65% at May 1, 1998. The maximum allowed total liabilities ratio increases to 89% at November 1, 1996, drops to 87% at July 1, 1997 and drops to 85% at May 1, 1998. During the quarter ended July 31, 1996, the Company's adjusted cumulative operating income increased by $5.6 million while showing income before taxes of $3.4 million.

     In addition, this agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1996. In connection with the May 1, 1996 amendment, the Company has agreed to an additional prepayment computed at 30% of quarterly net income. The first prepayment due under this provision will be approximately $630,000 in September 1996.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholders' equity at July 31, 1996 consists of the following:

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
         (Continued)

       Common stock, no par value; 40,000,000 shares authorized; 11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if remaining Series B preferred stock outstanding at July 31, 1996 is converted to common stock.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share for the three-month periods ended July 31, 1996 and 1995 are summarized below (in thousands, except per-share data):

                                                       Three  Months  Ended
                                                              July 31,
                                                       ---------------------
                                                          1996     1995
                                                       ---------   ---------
Net income (loss) applicable to common shareholders      $ 1,537   $ (2,528)
                                                       =========   =========

Weighted average shares outstanding                       11,077     11,077

Additional shares assumed from:
              - Conversion of Series B preferred stock       213        --
              - Exercise of stock options                      8        --
                                                       ---------   ---------
Average number of shares and equivalents outstanding
              - Primary basis                             11,298      11,077


Additional shares assumed from exercise of stock options      14        --
                                                       ---------   ---------
Average number of shares and equivalents outstanding
              - Fully diluted                             11,312      11,077
                                                       =========   =========
Net income (loss) per common share
              - Primary                                  $  0.14    $ (0.23)
                                                       =========   =========
              - Fully diluted                            $  0.14    $ (0.23)
                                                       =========   =========


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

     The federal and state income tax provision (benefit) consists of the following (in thousands):

                                                       Three  Months  Ended
                                                              July 31,
                                                       ---------------------
                                                          1996        1995
                                                       ---------   ---------
Income (loss) before income taxes                      $   3,377   $ (3,097)
                                                       =========   =========
Income tax provision (benefit):
   Federal                                             $   1,148   $ (1,053)
   State                                                     135       (124)
                                                       ---------   ---------
                                                       $   1,283   $ (1,177)
                                                       =========   =========

   Current                                             $      95   $   (143)
   Deferred                                                1,188     (1,034)
                                                       ---------   ---------
                                                       $   1,283   $ (1,177)
                                                       =========   =========

     Deferred tax assets reduced during the quarter ended July 31, 1996, principally the result of recording utilization of the tax benefit from NOL carryforwards.

     Management has assessed the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any I.R.S. audits. Based upon the above factors, management believes that a valuation allowance of approximately $2.9 million is necessary. No change to this reserve was considered necessary during the quarter ended July 31, 1996.


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

     The industry is also affected by weather conditions and changing timber management policies. Fire danger and excessively dry or wet conditions temporarily reduce logging activity and may increase open market log prices. Timber management policies of governmental agencies change from time to time, causing actual or feared shortages in some areas periodically. These policies change because of environmental concerns, public agency budget issues, and a variety of other reasons. Therefore, past results for any given year or quarter are not necessarily indicative of future results.

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

     Low lumber prices, combined with relatively high log prices, created losses for the Company during each quarter of fiscal year 1996. In response to the generally weak market conditions, the Company curtailed production at selected mills and reduced the level of operations at various times during the year. By the end of the fiscal year, lumber prices had increased and operating conditions had improved enough to allow the Company to run substantially all of its mills on a full one-shift operation in March and April, 1996. Operating conditions continued to improve during the quarter ended July 31, 1996. Although chip and other by-product prices continued weak, lumber demand continued strong and lumber prices improved during the quarter. Log prices were relatively stable during the quarter, allowing the Company to enjoy favorable margin conditions. The Company was able to work additional hours at many of its mills, thereby improving profitability. There can be no assurance that the margins recently experienced by the Company will continue or improve.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following table sets forth the percentages which certain expenses and income (loss) items bear to net sales, and the period-to-period percentage change in each item.

                                                                 Percentage
                                                             Increase (Decrease)
                                                                Three Months
                                     Income and Expense Items as    Ended
                                     a Percentage of Net Sales
                                     Three Months ended July 31,   7/31/96
                                     ---------------------------     to
                                         1996           1995       7/31/95
                                     -----------    -----------    -------

Net sales                                100.0%         100.0%       72.6%
Cost of sales                             88.6           98.5        55.3
                                     -----------    -----------
Gross profit                              11.4            1.5      1183.4

Selling, general and
  administrative expenses                  4.6            6.3        26.5
                                     -----------    -----------
Operating income (loss)                    6.8           (4.7)        NM

Interest expense                          (1.9)          (3.5)       (4.9)
Miscellaneous                              0.1            0.3       (12.0)
                                     -----------    -----------
Income (loss) before income taxes          5.0           (8.0)        NM

Provision for income taxes (benefit)       1.9           (3.0)        NM
                                     -----------    -----------
Net income (loss)                          3.1%          (4.9)%       NM
                                     ===========    ===========


Note:      Percentages may not add precisely due to rounding.
NM:        Not meaningful.


Comparison of Three Months Ended July 31, 1996 and 1995

     Net sales for the three months ended July 31, 1996 increased $28.2 million (73%) from the three months ended July 31, 1995. This was principally caused by a 67% increase in lumber shipments, a 68% increase in chip deliveries and a 20% increase in lumber prices, partially offset by a 62% decrease in chip prices. The increased lumber and chip deliveries reflect increased production resulting from a strong lumber market in the current quarter and a weak market in the first quarter of fiscal 1996.

     Gross profit for the quarter ended July 31, 1996 was 11.4% of net sales, compared to 1.5% of sales for the quarter ended July 31, 1995. Lumber prices increased by 20% from the quarter ended July 31, 1995, while the Company's log costs declined by 4%. The Company increased production during the first quarter of fiscal 1997 in response to the stronger lumber prices and demand. Unit manufacturing costs declined by nearly 10% from the quarter ended July 31, 1995 as a result of the higher, more efficient production levels and continued focus on cost control.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

     Selling, general and administrative (S, G & A) expenses in the three months ended July 31, 1996 increased by $0.6 million (26%) from the three months ended July 31, 1995. This increase reflects higher profit-sharing bonus payments stemming from higher pretax profits, partially offset by the Company's continued focus on cost control.

     In the quarter ended July 31, 1996, the Company's tax provision equals 38% of its pretax profit. In the quarter ended July 31, 1995, the Company's tax credit equaled 38% of its pretax loss. See Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its various debt obligations.

     During the three months ended July 31, 1996, the Company's cash and cash equivalents decreased by $1.2 million, to $3.4 million at July 31. The decrease was principally caused by increases in log and lumber inventory and accounts receivable, capital spending, scheduled principal repayments and dividend payments on the Company's Series A preferred stock, partially offset by operating profits and income tax refunds.

     Working capital increased by $2.8 million during the first three months of fiscal 1997, to $27.8 million at July 31. This was principally the result of profitable operations, partially offset by capital spending, principal payments on long-term debt and dividend payments.

     Capital spending in the first three months of fiscal 1997 was $0.6 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $3.5 million. The Company had no material commitments for capital spending at July 31, 1996.

     The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital, adjusted cumulative operating income (as defined) and total liabilities ratio (as defined). This debt agreement was most recently amended as of May 1, 1996, with respect to certain affirmative financial performance covenants and payment terms. See Note 3 to Consolidated Financial Statements.

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, the effect of general economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, inadequate cash reserves, labor strikes, environmental regulations, changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1996 (Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

                              WTD INDUSTRIES, INC.


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

                The Index to Exhibits is located on page 16.

       (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended July 31, 1996.

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



                                                        WTD INDUSTRIES, INC.
                                                        --------------------
                                                            (Registrant)


                                                   By:  /s/ Bruce L. Engel
                                                        ---------------------
                                                        Bruce L. Engel
                                                        President


                                                   By:  /s/ K. Stanley Martin
                                                        ---------------------
                                                        K. Stanley Martin
                                                        Vice President-Finance





September 5, 1996

                              WTD INDUSTRIES, INC.


                                INDEX TO EXHIBITS

                                                                    Sequential
                                                                        Number
                                                                        System
                                                                          Page
                                                                        Number

3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992(1)

3.2  Second Restated Bylaws of the Registrant adopted effective
     November 27, 1992(2)

19   Other reports furnished to securities holders with respect to the      17
     quarter ended July 31, 1996: President's letter excerpted from Interim Report to Shareholders for the first quarter of fiscal 1997

27   Financial Data Schedule(3)


                                   ----------

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

                                   ----------

     All other required Exhibits are listed in the Company's Annual Report of Form 10-K for the year ended April 30, 1996.

Report from the President                                           Exhibit 19

Dear WTD Shareholders:

     I am pleased to report that our first quarter of the new fiscal year produced net income of $2,094,000 or $.14 per share compared with a net loss of $1,920,000 or $.23 per share for the same period in 1995. First quarter net sales were $67.0 million, compared to $38.8 million for the comparable period last year.

     Lumber prices and demand are up significantly over last year at this time. Lumber demand in Southern California and the Northeast has been particularly strong. Additionally, we have benefited from favorable log cost and availability. Wood chip demand and prices, however, remain weak.

     Our first quarter reflects the best operating results in over two years. The sound overall economy and higher than expected housing starts, assisted by reasonable interest rates, have given strength to the lumber market. We are taking advantage of the favorable operating conditions by using more of our production capacity. At some locations we have gone to two shifts or extended workdays.

     Under the amended terms of our senior secured debt and based on our level of profitability during our first quarter, the Company is required to make an additional debt payment of approximately $630,000 in September.

     We announced during our first quarter that the Company has reached an agreement in principle to sell our sawmill facility in Vermont. The prospective purchaser is a large pulp and paper company having major involvement in the sawmilling industry.

     Completion of the transaction is subject to the parties reaching a definitive agreement, approval by each company's Board of Directors, approval of the transaction by the Company's secured lenders and completion by purchaser of its due diligence investigation.

     We hope to have a definitive agreement by September 15, 1996.

     Proceeds from the sale will be used to reduce WTD's senior secured debt.

     Sale of the facility will allow us to focus exclusively on the Pacific Northwest.

     We are in the planning stage of capital projects to expand our drying facilities for hemlock and other whitewood species. Due to the decline of log export activity for those species, we see an opportunity to further increase our presence in the kiln-dried hemlock lumber market.

     We have appreciated the support of our shareholders and lenders during our recent difficult period. We are enjoying the ability to take advantage of current opportunities.



                                                              Bruce L. Engel
                                                              President