Form 10-Q
period 1996-10-31
WTD INDUSTRIES INC
filed 1996-12-12
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    October 31, 1996
                                   ------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition from                    to
                            --------------------  -------------------

                         Commission file number 0-16158

                              WTD Industries, Inc.
             (Exact name of Registrant as specified in its charter)

          Oregon                                             93-0832150
-------------------------------                  -------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

          10260 S.W. Greenburg Road, Suite 900, Portland, Oregon 97223
--------------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)   (503) 246-3440
                                                    --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---  ---

     The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 1996 was 11,077,074.

                              WTD INDUSTRIES, INC.
                              --------------------

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I.       Financial Information (Unaudited)


      Item 1.    Financial Statements

         Consolidated Statements of Operations -
          Three Months and Six Months Ended October 31, 1996 and 1995     3


         Consolidated Balance Sheets -
          October 31, 1996 and April 30, 1996                             4


         Consolidated Statements of Cash Flows -
          Six Months Ended October 31, 1996 and 1995                      6


         Notes to Consolidated Financial Statements                       7

      Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                 11


PART II. Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders        15


      Item 6.  Exhibits and Reports on Form 8-K                           15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)


                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                OCTOBER 31,                          OCTOBER 31,
                                       -----------------------------        ------------------------------
                                           1996             1995                1996              1995
                                       ------------     ------------        ------------      ------------
NET SALES                              $    79,206      $    64,161         $   146,179       $   102,959

COST OF SALES                               69,752           61,057             129,063            99,258
                                       ------------     ------------        ------------      ------------

GROSS PROFIT                                 9,454            3,104              17,116             3,701

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 3,404            2,711               6,487             5,149
                                       ------------     ------------        ------------      ------------

OPERATING INCOME (LOSS)                      6,050              393              10,629            (1,448)

OTHER INCOME (EXPENSE)
     Interest Expense                       (1,281)          (1,350)             (2,578)           (2,714)
     Miscellaneous                              72               94                 167               202
                                       ------------     ------------        ------------      ------------

                                            (1,209)          (1,256)             (2,411)           (2,512)
                                       ------------     ------------        ------------      ------------


INCOME (LOSS) BEFORE INCOME TAXES            4,841             (863)              8,218            (3,960)

PROVISION  FOR INCOME TAXES (BENEFIT)        1,840             (328)              3,123            (1,505)
                                       ------------     ------------        ------------      ------------

NET INCOME (LOSS)                            3,001             (535)              5,095            (2,455)

PREFERRED DIVIDENDS                            557              595               1,114             1,203
                                       ------------     ------------        ------------      ------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS               $     2,444      $    (1,130)        $     3,981       $    (3,658)
                                       ============     ============        ============      ============


NET INCOME (LOSS) PER COMMON SHARE
     PRIMARY                                 $0.21           ($0.10)              $0.35            ($0.33)
                                             -----           -------              -----            -------

     FULLY DILUTED                           $0.21           ($0.10)              $0.35            ($0.33)
                                             -----           -------              -----            -------









 The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                          OCTOBER 31,              APRIL 30,
                                                             1996                    1996
                                                         --------------          --------------
CURRENT ASSETS                                            (Unaudited)
   Cash and cash equivalents                             $       3,502           $       4,576
   Accounts receivable, net                                     14,180                  10,190
   Inventories                                                  23,686                  13,891
   Prepaid expenses                                              1,753                   1,568
   Income tax refund receivable                                  1,230                   2,135
   Deferred tax asset                                            1,105                   1,112
   Assets held for sale                                            736                     737
   Timber, timberlands and timber-related assets                 4,371                   6,243
                                                         --------------          --------------

      Total current assets                                      50,563                  40,452


NOTES AND ACCOUNTS RECEIVABLE                                      136                     164

TIMBER AND TIMBERLANDS                                             629                     679

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                          2,943                   2,943
   Buildings and improvements                                   11,189                  11,085
   Machinery and equipment                                      69,065                  68,313
                                                         --------------          --------------

                                                                83,197                  82,341

     Less accumulated depreciation                              54,288                  51,391
                                                         --------------          --------------

                                                                28,909                  30,950

   Construction in progress                                        560                     339
                                                         --------------          --------------

                                                                29,469                  31,289

DEFERRED TAX ASSET                                                 506                   3,388

OTHER ASSETS                                                     1,331                   1,424
                                                         --------------          --------------


                                                         $      82,634           $      77,396
                                                         ==============          ==============












 The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                          OCTOBER 31,              APRIL 30,
                                                             1996                    1996
                                                         --------------          --------------
CURRENT LIABILITIES                                       (Unaudited)
   Accounts payable                                      $       9,593           $       5,791
   Accrued expenses                                              7,039                   6,198
   Timber contracts payable                                         54                   2,252
   Current maturities of long-term debt                          2,112                   1,159
                                                         --------------          --------------

      Total current liabilities                                 18,798                  15,400

LONG-TERM DEBT, less current maturities                         48,169                  50,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                       20,688                  20,688
     Series B, 6,111 shares outstanding                            333                     333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,077,074 issued and outstanding              28,641                  28,641
   Additional paid-in capital                                       15                      15
   Retained deficit                                            (34,010)                (37,991)
                                                         --------------          --------------

                                                                15,667                  11,686
                                                         --------------          --------------


                                                         $      82,634           $      77,396
                                                         ==============          ==============
















 The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                 SIX MONTHS ENDED OCTOBER 31,
                                                             ------------------------------------
                                                                  1996                  1995
                                                             --------------        --------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                          $       5,095         $      (2,455)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                         3,315                 2,823
    Deferred income tax                                              2,889                (1,477)
    Accounts receivable                                             (3,990)                  146
    Inventories                                                     (9,795)                 (939)
    Prepaid expenses                                                  (185)                1,871
    Timber, timberlands and timber-related assets - current          1,788                 1,137
    Payables and accruals                                            2,498                   664
    Income taxes                                                       905                   503
                                                             --------------        --------------

     Cash provided by operating activities                           2,520                 2,273
                                                             --------------        --------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of timber and timberlands                              50                     7
  Acquisition of property, plant and equipment                      (1,313)               (2,089)
  Other investing activities                                            57                    51
                                                             --------------        --------------

     Cash used for investing activities                             (1,206)               (2,031)
                                                             --------------        --------------

CASH USED FOR FINANCING ACTIVITIES:
  Principal payments on long-term debt                              (1,240)                 (878)
  Other assets                                                         (34)                   (1)
  Dividends paid on preferred stock                                 (1,114)               (1,198)
                                                             --------------        --------------

     Cash used for financing activities                             (2,388)               (2,077)
                                                             --------------        --------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (1,074)               (1,835)
CASH BALANCE AT BEGINNING OF PERIOD                                  4,576                 6,023
                                                             --------------        --------------

CASH BALANCE AT END OF PERIOD                                $       3,502         $       4,188
                                                             ==============        ==============

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                          $2,523                  $523
  Income taxes                                                       ($706)                ($530)











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


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at October 31, 1996 and April 30, 1996 are as follows (in thousands):

                              October 31,             April 30,
                                 1996                   1996
                              -----------            -----------
       Logs                   $   14,696             $    5,899
       Lumber                      7,664                  6,786
       Supplies                    1,326                  1,206
                              -----------            -----------

                              $   23,686             $   13,891
                              ===========            ===========


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

     At October 31, 1996 the Company's tangible net worth was $15.3 million, compared to $9 million required by the covenant. At that same date, the Company's working capital was $31.8 million, compared to $22.5 million required by the covenant. Also, at October 31, 1996, the Company's adjusted cumulative operating income was $33.9 million, compared to $22.5 million required. The collateral coverage ratio at October 31, 1996 was 80.8%, compared to a 60% minimum required level. The total liabilities ratio was 81% at October 31, 1996, compared to a maximum allowed of 87%. The required level of tangible net worth increases to $10 million at July 1, 1997, $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of working capital increases to $25 million on July 1, 1997. The required level of adjusted cumulative operating income increases to $25 million at January 1, 1997, $27.5 million at July 1, 1997, $40 million at May 1, 1998, $52.5 million at May 1, 1999 and $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 65% at May 1, 1998. The maximum allowed total liabilities ratio increases to 89% at November 1, 1996, drops to 87% at July 1, 1997 and drops to 85% at May 1, 1998. During the quarter ended October 31, 1996, the Company's adjusted cumulative operating income increased by $7.1 million while showing income before taxes of $4.8 million.

     In addition, this agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1996. In connection with the May 1, 1996 amendment, the Company has agreed to an additional prepayment computed at 30% of quarterly net income. The next prepayment under this provision will be approximately $902,000 due in December 1996.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholder's equity at October 31, 1996 consists of the following:

         Series A preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding;
         limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into common stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. The holders of the Series A preferred stock will be granted voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments.

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
             (Continued)

         Common stock, no par value; 40,000,000 shares authorized; 11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if remaining Series B preferred stock outstanding at October 31, 1996 is converted to common stock.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share for the three-month and six-month periods ended October 31, 1996 and 1995 are summarized below (in thousands, except per-share data):

                                            Three Months Ended        Six Months Ended
                                               October 31,                October 31,
                                       ----------------------------------------------------
                                          1996          1995          1996          1995
                                       ----------    ----------    ----------    ----------

NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS                 $   2,444     $  (1,130)    $   3,981     $  (3,658)
                                       ==========    ==========    ==========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING       11,077        11,077        11,077        11,077

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
   preferred stock                           213            --           213            --

  Exercise of stock options                  103            --            20            --
                                       ----------    ----------    ----------    ----------

AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - PRIMARY BASIS                        11,393        11,077        11,310        11,077

ADDITIONAL SHARES ASSUMED FROM
  EXERCISE OF STOCK OPTIONS                   38            --           108            --
                                       ----------    ----------    ----------    ----------
AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - FULLY DILUTED                         11,431       11,077        11,418        11,077
                                       ==========    ==========    ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE
   - PRIMARY BASIS                         $0.21        ($0.10)        $0.35        ($0.33)
                                           ======       =======        ======       =======

   - FULLY DILUTED                         $0.21        ($0.10)        $0.35        ($0.33)
                                           ======       =======        ======       =======


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

     The federal and state income tax provision (benefit) consists of the following (in thousands):

                                          Three months ended           Six months ended
                                              October 31,                October 31,
                                       ------------------------    ------------------------
                                          1996          1995          1996          1995
                                       ----------    ----------    ----------    ----------

   Income (loss) before income taxes   $   4,841     $    (863)    $   8,218     $  (3,960)
                                       ==========    ==========    ==========    ==========

   Income tax provision (benefit):
     Federal                           $   1,646     $    (293)    $   2,794     $  (1,347)
     State                                   194           (35)          329          (158)
                                       ----------    ----------    ----------    ----------

                                       $   1,840     $    (328)    $   3,123     $  (1,505)
                                       ==========    ==========    ==========    ==========

     Current                           $    139      $     115     $     234     $     (28)
     Deferred                             1,701           (443)        2,889        (1,477)
                                       ----------    ----------    ----------    ----------

                                       $   1,840     $    (328)    $   3,123    $   (1,505)
                                       ==========    ==========    ==========    ==========


     Deferred tax assets reduced during the quarter ended October 31, 1996, principally the result of recording utilization of the tax benefit from NOL carryforwards.

     Management has assessed the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any I.R.S. audits. Based upon the above factors, management believes that a valuation allowance of approximately $2.9 million is necessary. No change to this reserve was considered necessary during the quarter ended October 31, 1996.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     On a quarter-to-quarter basis, the Company's financial results have varied widely, and will continue to vary, due to seasonal fluctuations and market factors affecting the demand for logs, lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. Currency fluctuations affect the industry when exchange rates spur log exports and drive up domestic log prices, and when a relatively strong U.S. dollar encourages lumber imports from competing countries. Trade policies and agreements between the United States and other countries, such as Canada, can also significantly affect log and lumber prices in the Company's markets.

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

     Low lumber prices, combined with relatively high log prices, created losses for the Company during each quarter of fiscal year 1996. In response to the generally weak market conditions, the Company curtailed production at selected mills and reduced the level of operations at various times during the year. By the end of the fiscal year, lumber prices had increased and operating conditions had improved enough to allow the Company to run substantially all of its mills on a full one-shift operation in March and April, 1996, and through the first quarter ended July 31, 1996. Operating conditions continued to improve during the quarter ended October 31, 1996. Although chip and other by-product prices continued to be weak, lumber demand continued strong and lumber prices improved during much of the quarter. Log prices were relatively stable during the quarter, allowing the Company to enjoy favorable margin conditions. The Company worked additional hours at many of its mills. There can be no assurance that the margins recently experienced by the Company will continue.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following table sets forth the percentages which certain expenses and income (loss) items bear to net sales, and the period-to-period percentage change in each item.

                              Income and Expense Items as              Percentage
                               a Percentage of Net Sales           Increase (Decrease)
                       ----------------------------------------  -----------------------
                                                                 Three Months Six Months
                       Three Months Ended    Six Months Ended        Ended      Ended
                           October 31,         October 31,         10/31/96   10/31/96
                                                                      to         to
                         1996      1995        1996      1995      10/31/95   10/31/95
                       --------  --------    --------  --------    --------   --------
Net sales               100.0%    100.0%      100.0%    100.0%        23.4%      42.0%
Cost of sales            88.1      95.2        88.3      96.4         14.2       30.0
                       --------  --------    --------  --------
Gross profit             11.9       4.8        11.7       3.6        204.6      362.5

Selling, general and
 administrative expense   4.3       4.2         4.4       5.0         25.6       26.0
                       --------  --------    --------  --------
Operating income (loss)   7.6       0.6         7.3      (1.4)         NM         NM


Interest expense         (1.6)     (2.1)       (1.8)     (2.6)        (5.1)      (5.0)
Miscellaneous             0.1       0.1         0.1       0.2        (23.4)     (17.3)
                       --------  --------    --------  --------
Income (loss)
   before income taxes    6.1      (1.3)        5.6      (3.8)         NM         NM

Provision (benefit)
   for income taxes       2.3      (0.5)        2.1      (1.5)         NM         NM
                       --------  --------    --------  --------
Net income (loss)         3.8%     (0.8)%       3.5%     (2.4)%        NM         NM
                       ========  ========    ========  ========



Note:  Percentages may not add precisely due to rounding.
NM:    Not Meaningful


Comparison of Three Months Ended October 31, 1996 and 1995
----------------------------------------------------------

     Net sales for the three months ended October 31, 1996 increased $15 million (23.4%) from the three months ended October 31, 1995. This was principally caused by a 21% increase in lumber shipments, a 19% increase in chip deliveries and a 15% increase in lumber prices, partially offset by a 65% decrease in chip prices. The increased lumber shipments and chip deliveries reflect increased production resulting from a strong lumber market in the current quarter and a weak market in the second quarter of fiscal 1996.

     Gross profit for the quarter ended October 31, 1996 was 11.9% of net sales, compared to 4.8% of net sales for the quarter ended October 31, 1995. Lumber prices increased by 15% from the quarter ended October 31, 1995, while the Company's log costs declined by 10%. The Company increased production during the second quarter of fiscal 1997 in response to stronger lumber prices and demand. Unit manufacturing costs increased by 7% from the quarter ended October 31, 1995, in part as a result of adding shifts at some mills and overtime operating hours at most mills during the quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Selling, general and administrative (S, G & A) expenses in the three months ended October 31, 1996 increased by $0.7 million (25.6%) from the three months ended October 31, 1995. This increase reflects higher profit-sharing bonus payments stemming from higher pretax profits.

     In the quarter ended October 31, 1996, the Company's tax provision equaled 38% of its pretax profit. In the quarter ended October 31, 1995, the Company's tax benefit equaled 38% of its pretax loss. See Note 6 to Consolidated Financial Statements.

Comparison of Six Months Ended October 31, 1996 and 1995
--------------------------------------------------------

     Net sales for the six months ended October 31, 1996 increased $43.2 million (42%) from the six months ended October 31, 1995. This was principally caused by a 39% increase in lumber shipments, a 38% increase in chip deliveries, and a 17% increase in lumber prices, partially offset by a 65% decrease in chip prices. The increased lumber shipments and chip deliveries reflect increased production resulting from a strong lumber market in the first half of fiscal 1997.

     Gross profit for the six months ended October 31, 1996 was 11.7% of net sales, compared to 3.6% of net sales for the six months ended October 31, 1995. Lumber prices increased by 17% from the six months ended October 31, 1995, while the Company's log costs declined by 8%. The Company increased production during the first half of fiscal 1997 in response to the stronger lumber prices and demand. Unit manufacturing costs were essentially unchanged from the first half of fiscal 1996.

     Selling, general and administrative (S, G & A) expenses in the six months ended October 31, 1996 increased by $1.3 million (26%) from the six months ended October 31, 1995. This increase reflects higher profit-sharing bonus payments stemming from higher pre-tax profits.

     In the six months ended October 31, 1996, the Company recorded a tax provision equal to 38% of its pretax profit. The Company recorded a tax benefit equal to 38% of its pretax loss for the six months ended October 31, 1995. See
Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

     During the six months ended October 31, 1996, the Company's cash and cash equivalents decreased by $1.1 million, to $3.5 million at October 31. The decrease was principally caused by increases in log and lumber inventory and accounts receivable, capital spending, principal repayments and dividend payments on the Company's Series A preferred stock, partially offset by operating profits and income tax refunds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Working capital increased by $6.7 million during the first six months of fiscal 1997, to $31.8 million at October 31, 1996. This was principally the result of profitable operations, partially offset by capital spending, principal payments on long-term debt and dividend payments.

     Capital spending in the first six months of fiscal 1997 was $1.3 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $3.2 million. The Company had no material commitments for capital spending at October 31, 1996.

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the impact of general economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, inadequate cash reserves, labor strikes, changes in environmental and other regulations, changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1996 (Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

                              WTD INDUSTRIES, INC.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On  October  21,  1996,   the  Company  held  its  Annual   Meeting  of
         Shareholders. Directors Richard W. Detweiler, Bruce L. Engel, K. Stanley Martin and Robert J. Riecke were re-elected to one-year terms. The number of votes cast for each nominated Director was as follows:

                                           Against or
                                For        Withheld
                             ---------     ---------
                Detweiler    9,911,810       110,169
                Engel        9,929,334        92,645
                Martin       9,937,600        84,379
                Riecke       9,922,400        99,579

           Scott Christie and William H. Wright continued as Directors after the meeting. The firm of Moss Adams LLP was re-appointed as the Company's auditors. The vote for re-appointment of Moss Adams LLP was 9,865,397 for, 96,559 against or withheld, and 60,023 abstentions.

         The shareholders also approved the 1996 Stock Option Plan at the Annual Meeting. The vote was 9,254,879 for, 398,347 against or withheld, and 368,753 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

               The Index to Exhibits is located on page 17.

       (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        WTD INDUSTRIES, INC.
                                                        -----------------------
                                                        (Registrant)



                                                    By: /s/ Bruce L. Engel
                                                        -----------------------
                                                         Bruce L. Engel
                                                         President



                                                    By: /s/ K. Stanley Martin
                                                        -----------------------
                                                         K. Stanley Martin
                                                         Vice President-Finance




December 12, 1996

                              WTD INDUSTRIES, INC.


                                INDEX TO EXHIBITS

                                                                     Sequential
                                                                         Number
                                                                         System
                                                                           Page
                                                                         Number

3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992 (1)

3.2  Second Restated Bylaws of the Registrant adopted effective
     November 27, 1992 (2)

19   Other reports  furnished to securities  holders with respect            18
     to the quarter ended October 31, 1996: President's letter excerpted from Interim Report to Shareholders for the second quarter of fiscal 1997

27   Financial Data Schedule (3)



----------
         (1) Incorporated by reference to the exhibit of like number to the Registrant's report of Form 8-K dated November 23, 1992, previously filed with the Commission.

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

                                                                     Exhibit 19

Report from The President

Dear WTD Shareholders:

       We are happy to report that for our second quarter of fiscal 1997, WTD Industries generated net income of $3,001,000 or $.21 per share. This is our best quarterly operating performance since the third quarter of fiscal 1994 and a turnaround from the net loss of $535,000 or $.10 per share for the second quarter last year.

       Second quarter net sales were $79.2 million, up 23 percent from the $64.2 million in the comparable period last year.

       For the six months ended October 31, 1996, we have produced net income of $5,095,000 or $.35 per share, compared to a net loss of $2,455,000 or $.33 per share for the same period last year, an improvement in excess of $7,500,000. This is our best first half-year performance since fiscal 1990.

       Sales were $146.2 million for the six months compared to $103 million in the prior year, up 42 percent.

       We improved profits in our second quarter despite an erosion in lumber prices in October as we benefited from favorable log cost and availability. We expect that wood chip demand and prices will continue to be weak and may see a further decline in wood chip prices.

       It appears that the Pacific Northwest region is once again competitive in the forest products marketplace, as a result of basic shifts in log export markets, Canadian share of the U.S. lumber market and sufficient reduction of lumber production in the Northwest over recent years.

       Since the end of our second quarter, lumber prices have been volatile due to speculation that the recently issued Canadian export quotas will reduce the volume of Canadian-produced lumber available for sale in the United States and due to a seasonal slow-down in lumber demand.

       In my last President's letter I reported that we were expecting to complete the sale of our Vermont facility during the second quarter. We failed to reach agreement on the final details of the transfer, and we do not anticipate a future sale. Our mill in Vermont is a good facility and has potential for even better performance. We are about to launch a capital improvement project designed to make that mill more efficient and competitive.

       We continue to improve the balance sheet by generating profit and reducing indebtedness. Our senior secured debt was reduced by $856,000 during the second quarter with further senior debt reduction in the amount $1,127,000 scheduled to take place in the third quarter.

       We held our Annual Meeting of Shareholders on October 21, 1996. The election of directors, ratification of auditor selection, and approval of the 1996 Stock Option Plan were all accomplished. We appreciate your continued confidence.



                                               Bruce L. Engel
                                               President