Form 10-Q
period 1997-01-31
WTD INDUSTRIES INC
filed 1997-03-13
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition from                      to
                       ----------------------  ----------------------

                         Commission file number 0-16158

                              WTD Industries, Inc.
--------------------------------------------------------------------------------
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

     The number of shares outstanding of Registrant's Common Stock, no par value, at February 28, 1997 was 11,077,074.

                              WTD INDUSTRIES, INC.
                              --------------------
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.       Financial Information (Unaudited)


     Item 1.    Financial Statements

          Consolidated Statements of Operations -
            Three Months and Nine Months Ended January 31, 1997 and 1996    3


          Consolidated Balance Sheets -
            January 31, 1997 and April 30, 1996                             4


          Consolidated Statements of Cash Flows -
            Nine Months Ended January 31, 1997 and 1996                     6


          Notes to Consolidated Financial Statements                        7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                   11


PART II. Other Information

     Item 6.    Exhibits and Reports on Form 8-K                           15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)


                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                               JANUARY 31,                   JANUARY 31,
                                         ------------------------      ------------------------
                                           1997           1996           1997           1996
                                         ---------      ---------      ---------      ---------

NET SALES                               $  64,469      $  37,852      $ 210,648      $ 140,811

COST OF SALES                              59,982         38,662        189,045        137,920
                                         ---------      ---------      ---------      ---------

GROSS PROFIT (LOSS)                         4,487           (810)        21,603          2,891

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                2,767          2,296          9,254          7,445
REORGANIZATION CREDITS                          0           (409)             0           (409)
                                         ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                     1,720         (2,697)        12,349         (4,145)

OTHER INCOME (EXPENSE)
     Interest Expense                      (1,250)        (1,327)        (3,828)        (4,041)
     Miscellaneous                            248            255            415            457
                                         ---------      ---------      ---------      ---------

                                           (1,002)        (1,072)        (3,413)        (3,584)
                                         ---------      ---------      ---------      ---------


INCOME (LOSS) BEFORE INCOME TAXES             718         (3,769)         8,936         (7,729)

PROVISION  FOR INCOME TAXES (BENEFIT)         269         (1,432)         3,392         (2,937)
                                         ---------      ---------      ---------      ---------

NET INCOME (LOSS)                             449         (2,337)         5,544         (4,792)

PREFERRED DIVIDENDS                           557            592          1,671          1,795
                                         ---------      ---------      ---------      ---------


NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                $    (108)     $  (2,929)      $  3,873      $  (6,587)
                                         =========      =========      =========      =========



NET INCOME (LOSS) PER COMMON SHARE
     PRIMARY                               ($0.01)        ($0.26)         $0.34         ($0.59)
                                         ---------      ---------      ---------      ---------

     FULLY DILUTED                         ($0.01)        ($0.26)         $0.34         ($0.59)
                                         ---------      ---------      ---------      ---------















 The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                  JANUARY 31,    APRIL 30,
                                                      1997         1996
                                                  -----------  -----------
CURRENT ASSETS                                    (Unaudited)
   Cash and cash equivalents                      $    9,230   $    4,576
   Accounts receivable, net                           12,871       10,190
   Inventories                                        19,477       13,891
   Prepaid expenses                                    1,514        1,568
   Income tax refund receivable                        1,145        2,135
   Deferred tax asset                                  1,105        1,112
   Assets held for sale                                  736          737
   Timber, timberlands and timber-related assets       4,092        6,243
                                                  -----------  -----------

      Total current assets                            50,170       40,452


NOTES AND ACCOUNTS RECEIVABLE                            130          164

TIMBER AND TIMBERLANDS                                   629          679

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                2,943        2,943
   Buildings and improvements                         11,228       11,085
   Machinery and equipment                            69,389       68,313
                                                  -----------  -----------

                                                      83,560       82,341

     Less accumulated depreciation                    55,505       51,391
                                                  -----------  -----------

                                                      28,055       30,950

   Construction in progress                              958          339
                                                  -----------  -----------

                                                      29,013       31,289

DEFERRED TAX ASSET                                       246        3,388

OTHER ASSETS                                           1,286        1,424
                                                  -----------  -----------


                                                  $   81,474   $   77,396
                                                  ===========  ===========












The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                  JANUARY 31,    APRIL 30,
                                                      1997         1996
                                                  -----------  -----------
CURRENT LIABILITIES                               (Unaudited)
   Accounts payable                               $   10,217   $    5,791
   Accrued expenses                                    6,879        6,198
   Timber contracts payable                               --        2,252
   Current maturities of long-term debt                1,280        1,159
                                                  -----------  -----------

      Total current liabilities                       18,376       15,400

LONG-TERM DEBT, less current maturities               47,539       50,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding             20,688       20,688
     Series B, 6,111 shares outstanding                  333          333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,077,074 issued and outstanding    28,641       28,641
   Additional paid-in capital                             15           15
   Retained deficit                                  (34,118)     (37,991)
                                                  -----------  -----------

                                                      15,559       11,686
                                                  -----------  -----------


                                                  $   81,474   $   77,396
                                                  ===========  ===========























The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                            NINE MONTHS ENDED JANUARY 31,
                                                            -----------------------------
                                                                1997             1996
                                                            -----------       -----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                         $    5,544        $   (4,792)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                     4,896             3,746
    Deferred income tax                                          3,149            (2,910)
    Reorganization credits                                          --              (409)
    Accounts receivable                                         (2,681)            3,715
    Inventories                                                 (5,586)            2,185
    Prepaid expenses                                                54             1,762
    Timber, timberlands and timber-related assets - current      1,912             1,516
    Payables and accruals                                        2,926            (1,522)
    Income taxes                                                   990               503
                                                            -----------       -----------

     Cash provided by operating activities                      11,204             3,794
                                                            -----------       -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of timber and timberlands                          50                 7
  Acquisition of property, plant and equipment                  (2,282)           (3,630)
  Other investing activities                                       126               159
                                                            -----------       -----------

     Cash used for investing activities                         (2,106)           (3,464)
                                                            -----------       -----------

CASH USED FOR FINANCING ACTIVITIES:
  Principal payments on long-term debt                          (2,721)           (1,948)
  Other assets                                                     (52)               --
  Dividends paid on preferred stock                             (1,671)           (1,789)
                                                            -----------       -----------

     Cash used for financing activities                         (4,444)           (3,737)
                                                            -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 4,654            (3,407)
CASH BALANCE AT BEGINNING OF PERIOD                              4,576             6,023
                                                            -----------       -----------

CASH BALANCE AT END OF PERIOD                               $    9,230        $    2,616
                                                            ===========       ===========

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                      $3,781            $1,870
  Income taxes                                                   ($751)            ($530)












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


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at January 31, 1997 and April 30, 1996 are as follows (in thousands):

                                       January 31,         April 30,
                                          1997              1996
                                       -----------       -----------
       Logs                            $    10,625       $     5,899
       Lumber                                7,569             6,786
       Supplies                              1,283             1,206
                                       -----------       -----------
                                       $    19,477       $    13,891
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

     At January 31, 1997 the Company's tangible net worth was $15.2 million, compared to $9 million required by the corresponding covenant. At that same date, the Company's working capital was $31.8 million, compared to $22.5 million required by the corresponding covenant. Also, at January 31, 1997, the Company's adjusted cumulative operating income was $36.3 million, compared to $25 million required. The collateral coverage ratio at January 31, 1997 was 81.3%, compared to a 60% minimum required level. The total liabilities ratio was 80.9% at
January 31, 1997, compared to a maximum allowed of 89%. The required level of tangible net worth increases to $10 million at July 1, 1997, $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of working capital increases to $25 million on July 1, 1997. The required level of adjusted cumulative operating income increases to $27.5 million at July 1, 1997, $40 million at May 1, 1998, $52.5 million at May 1, 1999 and $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 65% at May 1, 1998. The maximum allowed total liabilities ratio drops to 87% at July 1, 1997 and drops further to 85% at May 1, 1998. During the quarter ended January 31, 1997, the Company's adjusted cumulative operating income increased by $2.4 million while showing income before taxes of $0.7 million.

     In addition, the debt agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1996. In connection with the May 1, 1996 amendment, the Company agreed to an additional prepayment computed at 30% of quarterly net income. The next prepayment under this provision will be approximately $136,000 due April 1, 1997.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholder's equity at January 31, 1997 consists of the following:

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
             (Continued)

         Common stock, no par value; 40,000,000 shares authorized; 11,077,074 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,289,767 shares if remaining Series B preferred stock outstanding at January 31, 1997 is converted to common stock.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share for the three-month and nine-month periods ended January 31, 1997 and 1996 are summarized below (in thousands, except per-share data):

                                     Three Months Ended       Nine Months Ended
                                         January 31,              January 31,
                                     ------------------       ------------------
                                        1997      1996           1997      1996
                                     --------  --------       --------  --------
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS               $  (108)  $(2,929)       $ 3,873   $(6,587)
                                     ========  ========       ========  ========

WEIGHTED AVERAGE SHARES OUTSTANDING   11,077    11,077         11,077    11,077

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
   preferred stock                        --        --            213        --

  Exercise of stock options               --        --             72        --
                                     --------  --------       --------  --------
AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - PRIMARY BASIS                    11,077    11,077         11,362    11,077

ADDITIONAL SHARES ASSUMED FROM
  EXERCISE OF STOCK OPTIONS               --        --            180       --
                                     --------  --------       --------  --------
AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - FULLY DILUTED                    11,077    11,077         11,542    11,077
                                     ========  ========       ========  ========

NET INCOME (LOSS) PER COMMON SHARE
   - PRIMARY BASIS                    ($0.01)   ($0.26)         $0.34    ($0.59)
                                     ========  ========       ========  ========
   - FULLY DILUTED                    ($0.01)   ($0.26)         $0.34    ($0.59)
                                     ========  ========       ========  ========

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

     The federal and state income tax provision (benefit) consists of the following (in thousands):

                                              Three months ended       Nine months ended
                                                  January 31,              January 31,
                                              ------------------       ------------------
                                                 1997      1996           1997      1996
                                              --------  --------       --------  --------
          Income (loss) before income taxes   $   718   $(3,769)       $ 8,936   $(7,729)
                                              ========  ========       ========  ========
          Income tax provision (benefit):
             Federal                          $   244   $(1,281)       $ 3,038   $(2,628)
             State                                 25      (151)           354      (309)
                                              --------  --------       --------  --------
                                              $   269   $(1,432)       $ 3,392   $(2,937)

             Current                          $     9   $    --        $   243   $   (27)
             Deferred                             260    (1,432)         3,149    (2,910)
                                              --------  --------       --------  --------
                                              $   269   $(1,432)       $ 3,392   $(2,937)
                                              ========  ========       ========  ========

     Deferred tax assets reduced during the quarter ended January 31, 1997, principally the result of recording utilization of the tax benefit from NOL carryforwards.

     Management has assessed the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards, including its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any I.R.S. audits. Based upon the above factors, management believes that a valuation allowance of approximately $2.9 million is appropriate. No change to this reserve was considered necessary during the quarter ended January 31, 1997.


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

     After approximately 12 months of poor lumber market conditions, improvement began during the first quarter of the Company's 1997 fiscal year and operating conditions continued to improve during the second quarter. There was some seasonal adjustment downward in prices during the third quarter ended January 31, 1997, as a result of slackened demand through most market areas. During the third quarter, the stud lumber market lagged behind the dimension lumber market with prices comparable to the previous year, offsetting profits from dimension lumber sales. Log costs were relatively stable throughout the nine-month period. There can be no assurance that the margins experienced during any period of fiscal 1997 will continue or improve.

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

                               Income and Expense Items as                         Percentage
                               a Percentage of Net Sales                        Increase (Decrease)

                                                                         Three Months   Nine Months
                           Three Months Ended     Nine Months Ended         Ended         Ended
                              January 31,            January 31,           1/31/97       1/31/97
                                                                             to            to
                             1997     1996          1997     1996          1/31/96       1/31/96
Net sales                    100.0 %  100.0 %       100.0 %  100.0 %         70.3%          49.6%
Cost of sales                 93.0    102.1          89.7     97.9           55.1           37.1
                            ------   ------        ------   ------
Gross profit (loss)            7.0     (2.1)         10.3      2.1            NM           647.3

Selling, general and
   administrative expense      4.3      6.1           4.4      5.3           20.5           24.3
Reorganization credits          --     (1.1)           --     (0.3)           NM             NM
                            ------   ------        ------   ------

Operating income (loss)        2.7     (7.1)          5.9     (2.9)           NM             NM


Interest expense              (1.9)    (3.5)         (1.8)    (2.9)          (5.8)          (5.3)
Miscellaneous                  0.4      0.7           0.2      0.3           (2.7)          (9.2)
                            ------   ------        ------   ------

Income (loss)
   before income taxes        1.1     (10.0)          4.2     (5.5)           NM             NM

Provision (benefit)
   for income taxes           0.4      (3.8)          1.6     (2.1)           NM             NM
                            ------   ------        ------   ------

Net income (loss)             0.7 %    (6.2) %        2.6 %   (3.4) %         NM             NM
                            ======   ======        ======   ======

Note:  Percentages may not add precisely due to rounding.
NM:    Not Meaningful


Comparison of Three Months Ended January 31, 1997 and 1996
----------------------------------------------------------

     Net sales for the three months ended January 31, 1997 increased $26.6 million (70%) from the three months ended January 31, 1996. This was principally caused by a 55% increase in lumber shipments, a 46% increase in chip volume, and a 20% increase in lumber prices, partially offset by a 55% decrease in chip prices. The higher lumber and chip deliveries reflect increased production resulting from an improved lumber market.

     For the quarter ended January 31, 1997, the Company had a gross profit of 7.0% of net sales, compared to gross loss of 2.1% of net sales for the quarter ended January 31, 1996. Lumber prices increased by 20% from the quarter ended January 31, 1996, while the Company's log costs decreased by 6% from the same period. Unit manufacturing costs increased by 10% from the quarter ended January 31, 1996, despite the higher production levels. This was in part a result of a general wage increase in September 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Selling, general and administrative expenses in the three months ended January 31, 1997 increased by $0.5 million (20.5%) from the three months ended January 31, 1996. This increase reflects higher profit-sharing bonus payments stemming from higher pretax profits.

     In the quarter ended January 31, 1997, the Company's tax provision equaled 37.5% of its pretax profit. In the quarter ended January 31, 1996, the Company's tax benefit equaled 38% of its pretax loss. See Note 6 to Consolidated Financial Statements.

Comparison of Nine Months Ended January 31, 1997 and 1996
---------------------------------------------------------

     Net sales for the nine  months  ended  January  31,  1997  increased  $69.8 million (49.6%) from the nine months ended January 31, 1996. This was principally caused by a 43% increase in lumber shipments, a 40% increase in chip deliveries, and a 17% increase in lumber prices, partially offset by a 62% decrease in chip prices. The increased lumber shipments and chip deliveries reflect increased production resulting from a strong lumber market in the first nine months of fiscal 1997.

     Gross profit for the nine months ended January 31, 1997 was 10.3% of net sales, compared to 2.1% of net sales for the nine months ended January 31, 1996. Lumber prices increased by 17% from the nine months ended January 31, 1996, while the Company's log costs declined by 7%. The Company increased production during the first nine months of fiscal 1997 in response to the stronger lumber prices and demand. Unit manufacturing costs in the nine months ended January 31, 1997 were 3.5% higher than in the nine months ended January 31, 1996. This increase was in part a result of a general wage increase in September 1996.

     Selling, general and administrative expenses in the nine months ended January 31, 1997 increased by $1.8 million (24%) from the nine months ended January 31, 1996. This increase primarily reflects higher profit-sharing bonus payments stemming from higher pretax profits.

     In the nine months ended January 31, 1997, the Company recorded a tax provision equal to 38% of its pretax profit. The Company recorded a tax benefit equal to 38% of its pretax loss for the nine months ended January 31, 1996. See
Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

     During the nine months ended January 31, 1997, the Company's cash and cash equivalents increased by $4.7 million, to $9.2 million at January 31. This increase was principally caused by operating profits and income tax refunds, partially offset by increases in log and lumber inventories and accounts receivable, capital spending, principal repayments and dividend payments on the Company's Series A preferred stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Working capital increased by $6.7 million during the first nine months of fiscal 1997, to $31.8 million at January 31, 1997. This was principally the result of profitable operations, partially offset by capital spending, principal payments on long-term debt and dividend payments.

     Capital spending in the first nine months of fiscal 1997 was $2.3 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $4.2 million. The Company had no material commitments for capital spending at January 31, 1997.

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

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the impact of general economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, inadequate cash reserves, labor strikes, changes in environmental and other regulations, changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1996 (Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                              WTD INDUSTRIES, INC.


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

               The Index to Exhibits is located on page 17.

       (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  WTD INDUSTRIES, INC.
                                                  -----------------------------
                                                  (Registrant)



                                             By:  /s/ Bruce L. Engel
                                                  -----------------------------
                                                  Bruce L. Engel
                                                  President



                                             By:  /s/ K. Stanley Martin
                                                  -----------------------------
                                                  K. Stanley Martin
                                                  Vice President-Finance





March 13, 1997

                              WTD INDUSTRIES, INC.


                                INDEX TO EXHIBITS

                                                                      Sequential
                                                                          Number
                                                                          System
                                                                            Page
                                                                          Number

3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992(1)

3.2 Second Restated Bylaws of the Registrant adopted effective November 27, 1992(2)

4.2.4   Amendment dated as of December 17, 1996 to Credit and Security       18
        Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company,
        Chemical  Bank,  Seattle-First  National Bank, and Bank of America
        Oregon.

19      Other reports furnished to securities holders with respect to the    22
        quarter ended January 31, 1997: President's letter excerpted from Interim Report to Shareholders for the third quarter of fiscal 1997.

27      Financial Data Schedule(3)



--------------------------------------------------------------------------------
        (1)Incorporated by reference to the exhibit of like number to the Registrant's report of Form 8-K dated November 23, 1992, previously filed with the Commission.

        (2)Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1993, previously filed with the Commission.

        (3)This schedule has been submitted in the electronic form prescribed by EDGAR.



--------------------------------------------------------------------------------
         All other required Exhibits are listed in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

                                                                 Exhibit 4.2.4
                                   AMENDMENT
                         DATED AS OF DECEMBER 17, 1996
                                       TO
                         CREDIT AND SECURITY AGREEMENT
                         DATED AS OF NOVEMBER 30, 1992



         Reference is hereby made to that certain Credit and Security Agreement ("Credit Agreement") dated as of November 30, 1992 among Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank and Bank of America Oregon, and WTD Industries, Inc. and its Affiliates and the Term Notes issued by the Borrowers in connection with the Credit Agreement. Capitalized terms used herein shall have the same meaning ascribed thereto in the Credit Agreement.

         The Term Note originally issued to Aetna Life Insurance Company was split into two Notes one of which was sold to Foothill Group, Inc.

         Pursuant to that certain Offer to Purchase dated November 26, 1996, Borrowers purchased $577,025.41 original face amount ($501,111.11 current principal amount) of Foothill's Term Note. Borrowers thereupon issued to Foothill a substitute Term Note reflecting the new principal amount owed after the purchase. Pursuant to the terms of the Offer to Purchase, $577,025.41 aggregate original face amount ($501,111.11 aggregate current principal amount) of Term Notes was cancelled. The purchase and cancellation has the effect of reducing the proportionate share of future scheduled principal and interest payments for Foothill and increasing the proportionate shares of each Lender who did not participate in the Offer to Purchase. Accordingly, certain exhibits to the Credit Agreement require amendment as follows:

         1. Credit Agreement Exhibits 2.04(a) and 2.05(b) are hereby restated in the form, respectively, of Exhibit 2.04(a) (Restated 12/17/96) and Exhibit 2.05(b) (Restated 12/17/96) attached hereto and incorporated herein.

         2. In all other respects, the Credit Agreement shall remain unchanged and in full force and effect.

                                                                   Exhibit 4.2.4
EFFECTIVE DATE:   December 17, 1996.


PRINCIPAL MUTUAL LIFE                       THE NORTHWESTERN MUTUAL LIFE
INSURANCE COMPANY                           INSURANCE COMPANY


By:                                         By:
   ------------------------------              ------------------------------
Its:                                        Its:
   ------------------------------              ------------------------------

By:                                         FOOTHILL GROUP, INC.
   ------------------------------
Its:
   ------------------------------
                                            By:
                                               ------------------------------
                                            Its:
                                               ------------------------------

OPPENHEIMER & CO., INC.                     BANK OF AMERICA ILLINOIS


By:                                         By:
   ------------------------------              ------------------------------
Its:                                        Its:
   ------------------------------              ------------------------------

FIXED PLUS PARTNERS                         WTD INDUSTRIES, INC.


By:                                         By:
   ------------------------------              ------------------------------
Its:                                        Its:
   ------------------------------              ------------------------------

WTD INDUSTRIES, INC.                         EXHIBIT 2.04(a) (RESTATED 12/17/96)
ALLOCATION OF PRINCIPAL PAYMENTS                to Credit and Security Agreement
FOR SECURED PROMISSORY NOTES                       Dated as of November 30, 1992
(RESTATED AS OF DEC 17, 1996)

                 100.000000%  TOTAL              47.729056% PRINCIPAL         20.450484% NORTHWESTERN
                 ----------------------------    -------------------------    ------------------------
                 PAYMENT        BALANCE          PAYMENT      BALANCE         PAYMENT       BALANCE
                 -------------  -------------    ----------   ------------    -----------   ------------
BALANCE AFTER
 PRIN PURCH AND
 NOTE TRANSFER
 DEC 17, 1996                   47,275,066.98                 22,563,943.24                 9,667,979.91

SCHEDULED PAYMENTS
 MAR 15, 1997      225,000.00   47,050,066.98    107,390.37   22,456,552.87     46,013.59   9,621,966.32
 JUN 15, 1997      225,000.00   46,825,066.98    107,390.37   22,349,162.50     46,013.59   9,575,952.73
 SEP 15, 1997      225,000.00   46,600,066.98    107,390.37   22,241,772.13     46,013.59   9,529,939.14
 DEC 15, 1997      225,000.00   46,375,066.98    107,390.37   22,134,381.76     46,013.59   9,483,925.55
 MAR 15, 1998      400,000.00   45,975,066.98    190,916.22   21,943,465.54     81,801.94   9,402,123.61
 JUN 15, 1998      400,000.00   45,575,066.98    190,916.22   21,752,549.32     81,801.94   9,320,321.67
 SEP 15, 1998      400,000.00   45,175,066.98    190,916.22   21,561,633.10     81,801.94   9,238,519.73
 DEC 15, 1998      400,000.00   44,775,066.98    190,916.22   21,370,716.88     81,801.94   9,156,717.79
 MAR 15, 1999    1,000,000.00   43,775,066.98    477,290.56   20,893,426.32    204,504.84   8,952,212.95
 JUN 15, 1999    1,000,000.00   42,775,066.98    477,290.56   20,416,135.76    204,504.84   8,747,708.11
 SEP 15, 1999    1,000,000.00   41,775,066.98    477,290.56   19,938,845.20    204,504.84   8,543,203.27
 DEC 15, 1999    1,000,000.00   40,775,066.98    477,290.56   19,461,554.64    204,504.84   8,338,698.43
 MAR 15, 2000    1,000,000.00   39,775,066.98    477,290.56   18,984,264.08    204,504.84   8,134,193.59
 JUN 15, 2000    1,000,000.00   38,775,066.98    477,290.56   18,506,973.52    204,504.84   7,929,688.75
 SEP 15, 2000    1,000,000.00   37,775,066.98    477,290.56   18,029,682.96    204,504.84   7,725,183.91
 DEC 15, 2000    1,000,000.00   36,775,066.98    477,290.56   17,552,392.40    204,504.84   7,520,679.07
 MAR 15, 2001    1,000,000.00   35,775,066.98    477,290.56   17,075,101.84    204,504.84   7,316,174.23
 JUN 15, 2001    1,000,000.00   34,775,066.98    477,290.56   16,597,811.28    204,504.84   7,111,669.39
 SEP 15, 2001    1,000,000.00   33,775,066.98    477,290.56   16,120,520.72    204,504.84   6,907,164.55
 DEC 15, 2001    1,000,000.00   32,775,066.98    477,290.56   15,643,230.16    204,504.84   6,702,659.71
 MAR 15, 2002    1,000,000.00   31,775,066.98    477,290.56   15,165,939.60    204,504.84   6,498,154.87
 JUN 15, 2002    1,000,000.00   30,775,066.98    477,290.56   14,688,649.04    204,504.84   6,293,650.03
 SEP 15, 2002    1,000,000.00   29,775,066.98    477,290.56   14,211,358.48    204,504.84   6,089,145.19
 DEC 15, 2002    1,000,000.00   28,775,066.98    477,290.56   13,734,067.92    204,504.84   5,884,640.35
 MAR 15, 2003    1,000,000.00   27,775,066.98    477,290.56   13,256,777.36    204,504.84   5,680,135.51
 JUN 15, 2003    1,000,000.00   26,775,066.98    477,290.56   12,779,486.80    204,504.84   5,475,630.67
 SEP 15, 2003    1,000,000.00   25,775,066.98    477,290.56   12,302,196.24    204,504.84   5,271,125.83
 DEC 15, 2003    1,000,000.00   24,775,066.98    477,290.56   11,824,905.68    204,504.84   5,066,620.99
 MAR 15, 2004    1,000,000.00   23,775,066.98    477,290.56   11,347,615.12    204,504.84   4,862,116.15
 JUN 15, 2004    1,000,000.00   22,775,066.98    477,290.56   10,870,324.56    204,504.84   4,657,611.31
 SEP 15, 2004    1,000,000.00   21,775,066.98    477,290.56   10,393,034.00    204,504.84   4,453,106.47
 DEC 15, 2004    BALANCE DUE                     BALANCE DUE                   BALANCE DUE


                                       20a

WTD INDUSTRIES, INC.                         EXHIBIT 2.04(a) (RESTATED 12/17/96)
ALLOCATION OF PRINCIPAL PAYMENTS             - Continued
FOR SECURED PROMISSORY NOTES
(RESTATED AS OF DEC 17, 1996)

                    6.911127%  OPPENHEIMER      16.810776%  FOOTHILL         6.104475% BK OF AMER ILL    1.994082% FIXED PLUS PART
                    ------------------------    -------------------------    ------------------------    -------------------------
                    PAYMENT     BALANCE         PAYMENT      BALANCE         PAYMENT     BALANCE         PAYMENT     BALANCE
                    ---------   ------------    ----------   ------------    ---------   ------------    ---------   -------------
BALANCE AFTER
 PRIN PURCH AND
 NOTE TRANSFER
 DEC 17, 1996                   3,267,240.00                 7,947,305.90                2,885,894.47                942,703.46

SCHEDULED PAYMENTS
 MAR 15, 1997       15,550.04   3,251,689.96     37,824.25   7,909,481.65    13,735.07   2,872,159.40     4,486.68   938,216.78
 JUN 15, 1997       15,550.04   3,236,139.92     37,824.25   7,871,657.40    13,735.07   2,858,424.33     4,486.68   933,730.10
 SEP 15, 1997       15,550.04   3,220,589.88     37,824.25   7,833,833.15    13,735.07   2,844,689.26     4,486.68   929,243.42
 DEC 15, 1997       15,550.04   3,205,039.84     37,824.25   7,796,008.90    13,735.07   2,830,954.19     4,486.68   924,756.74
 MAR 15, 1998       27,644.51   3,177,395.33     67,243.10   7,728,765.80    24,417.90   2,806,536.29     7,976.33   916,780.41
 JUN 15, 1998       27,644.51   3,149,750.82     67,243.10   7,661,522.70    24,417.90   2,782,118.39     7,976.33   908,804.08
 SEP 15, 1998       27,644.51   3,122,106.31     67,243.10   7,594,279.60    24,417.90   2,757,700.49     7,976.33   900,827.75
 DEC 15, 1998       27,644.51   3,094,461.80     67,243.10   7,527,036.50    24,417.90   2,733,282.59     7,976.33   892,851.42
 MAR 15, 1999       69,111.27   3,025,350.53    168,107.76   7,358,928.74    61,044.75   2,672,237.84    19,940.82   872,910.60
 JUN 15, 1999       69,111.27   2,956,239.26    168,107.76   7,190,820.98    61,044.75   2,611,193.09    19,940.82   852,969.78
 SEP 15, 1999       69,111.27   2,887,127.99    168,107.76   7,022,713.22    61,044.75   2,550,148.34    19,940.82   833,028.96
 DEC 15, 1999       69,111.27   2,818,016.72    168,107.76   6,854,605.46    61,044.75   2,489,103.59    19,940.82   813,088.14
 MAR 15, 2000       69,111.27   2,748,905.45    168,107.76   6,686,497.70    61,044.75   2,428,058.84    19,940.82   793,147.32
 JUN 15, 2000       69,111.27   2,679,794.18    168,107.76   6,518,389.94    61,044.75   2,367,014.09    19,940.82   773,206.50
 SEP 15, 2000       69,111.27   2,610,682.91    168,107.76   6,350,282.18    61,044.75   2,305,969.34    19,940.82   753,265.68
 DEC 15, 2000       69,111.27   2,541,571.64    168,107.76   6,182,174.42    61,044.75   2,244,924.59    19,940.82   733,324.86
 MAR 15, 2001       69,111.27   2,472,460.37    168,107.76   6,014,066.66    61,044.75   2,183,879.84    19,940.82   713,384.04
 JUN 15, 2001       69,111.27   2,403,349.10    168,107.76   5,845,958.90    61,044.75   2,122,835.09    19,940.82   693,443.22
 SEP 15, 2001       69,111.27   2,334,237.83    168,107.76   5,677,851.14    61,044.75   2,061,790.34    19,940.82   673,502.40
 DEC 15, 2001       69,111.27   2,265,126.56    168,107.76   5,509,743.38    61,044.75   2,000,745.59    19,940.82   653,561.58
 MAR 15, 2002       69,111.27   2,196,015.29    168,107.76   5,341,635.62    61,044.75   1,939,700.84    19,940.82   633,620.76
 JUN 15, 2002       69,111.27   2,126,904.02    168,107.76   5,173,527.86    61,044.75   1,878,656.09    19,940.82   613,679.94
 SEP 15, 2002       69,111.27   2,057,792.75    168,107.76   5,005,420.10    61,044.75   1,817,611.34    19,940.82   593,739.12
 DEC 15, 2002       69,111.27   1,988,681.48    168,107.76   4,837,312.34    61,044.75   1,756,566.59    19,940.82   573,798.30
 MAR 15, 2003       69,111.27   1,919,570.21    168,107.76   4,669,204.58    61,044.75   1,695,521.84    19,940.82   553,857.48
 JUN 15, 2003       69,111.27   1,850,458.94    168,107.76   4,501,096.82    61,044.75   1,634,477.09    19,940.82   533,916.66
 SEP 15, 2003       69,111.27   1,781,347.67    168,107.76   4,332,989.06    61,044.75   1,573,432.34    19,940.82   513,975.84
 DEC 15, 2003       69,111.27   1,712,236.40    168,107.76   4,164,881.30    61,044.75   1,512,387.59    19,940.82   494,035.02
 MAR 15, 2004       69,111.27   1,643,125.13    168,107.76   3,996,773.54    61,044.75   1,451,342.84    19,940.82   474,094.20
 JUN 15, 2004       69,111.27   1,574,013.86    168,107.76   3,828,665.78    61,044.75   1,390,298.09    19,940.82   454,153.38
 SEP 15, 2004       69,111.27   1,504,902.59    168,107.76   3,660,558.02    61,044.75   1,329,253.34    19,940.82   434,212.56
 DEC 15, 2004       BALANCE DUE                  BALANCE DUE                   BALANCE DUE                  BALANCE DUE

                                       20b

                      EXHIBIT 2.05(b) (RESTATED 12/17/96)

                              Lenders' Percentages

                       (Restated as of December 17, 1996)




Principal                                    47.729056%

Northwestern                                 20.450484%

Oppenheimer                                   6.911127%

Foothill1                                     6.810776%

Bank of America Illinois                      6.104475%

Fixed Plus Partners                           1.994082%

                                                                      Exhibit 19

Report from the President

Dear WTD Shareholders:

     We are pleased to report that for our third quarter of fiscal 1997, WTD significantly improved its operating results over the third quarter of fiscal 1996. WTD generated net income of $449,000 which, after accounting for dividends on its Series A preferred stock, is a net loss of $.01 per share for the quarter ended January 31, 1997. This compares to a net loss of $2,337,000 or $.26 per share for the same period in 1996. Third quarter net sales were $64.5 million, up 70 percent from the $37.9 million in the comparable period last year.

     For the nine months ended January 31, 1997, WTD earned net income of $5,544,000 or $.34 per share, compared to a net loss of $4,792,000 or $.59 per share during the same period last year. Sales were $210.6 million for the nine months, compared to $140.8 million in the comparable prior year period, an increase of 50 percent.

     The winter weather had some impact on the market and our operations. The stud lumber market lagged behind the dimension market with prices comparable to last year, offsetting profits from dimension lumber sales. The chip market remains very weak which had a negative impact on profitability.

     Dimension lumber prices and demand are up substantially over a year ago. Building activity and interest rate levels remain helpful as we move into our fourth quarter. Our current cash flow and cash reserves are strong.

     Lumber market activity appears somewhat slower than it otherwise might be in anticipation of the beginning of a new quota year on April 1 under the U.S.-Canadian lumber agreement and the potential for increased imports of Canadian produced lumber into the U.S.

     We are excited about our recently announced decision to install a fingerjointing operation at our Midway Forest Products site in Corvallis, Oregon. The new operation, expected to do business as Midway Engineered Wood Products, is WTD's entry into the engineered lumber business.

     The fingerjointing operation is designed to further improve our dollar return on raw material by using wood fiber that otherwise would be made into chips and converting it into lumber. Our goal is to commence operations this summer employing approximately 40 people, assuming necessary permits are obtained.

     Progress continues on additional lumber drying capacity at two of the Company's dimension sawmills, Sedro-Woolley Lumber and Pacific Softwoods. The ability to produce an increased volume of kiln-dried lumber gives access to additional markets and increased flexibility in log species utilization.

     We look forward to the opportunities ahead.



                                                                Bruce L. Engel
                                                                President