Form 10-K405
period 1997-04-30
WTD INDUSTRIES INC
filed 1997-07-25
CIK 797543

WTD INDUSTRIES, INC.


    United States Securities and Exchange Commission, Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                   Commission file number
April 30, 1997                              0-16158

WTD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon                                      93-0832150
(State of Incorporation)                    (I.R.S. Employer Identification No.)

10260 S.W. Greenburg Road, Suite 900        Registrant's telephone number,
Portland, Oregon 97223                      including area code: (503) 246-3440
(Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

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

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant, as of June 30, 1997: $26,624,241.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes X No
                         ---  ---
         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of June 30, 1997: Common Stock, no par value: 11,083,474.

                           FORM 10-K TABLE OF CONTENTS

Item No.                                                             Page No.
--------                                                             --------

Part I
1.    Business                                                              3

2.    Properties                                                            7

3.    Legal Proceedings                                                     7

4.    Submission of Matters to a Vote of Security Holders                   7

Part II
5.    Market for the Registrant's Common Stock and
      Related Stockholder Matters                                           8

6.    Selected Financial Data                                               9

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  10

8.    Financial Statements and Supplementary Data                          15

9.    Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                               15

Part III
10.    Directors and Executive Officers of the Registrant                  16

11.    Executive Compensation                                              19

12.    Security Ownership of Certain Beneficial Owners
       and Management                                                      26

13.    Certain Relationships and Related Transactions                      27

Part IV
14.    Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K
            (a)(1) Financial Statements                                    28
            (a)(2) Financial Statement Schedules                           28
            (a)(3) Exhibit Index                                           28
            (b)    Reports on Form 8-K                                     32

                                     PART I

Item 1.  BUSINESS

         WTD Industries, Inc. is a forest products company organized in Oregon in 1983, which, through its subsidiaries, manufactures softwood and hardwood lumber and by-products. WTD Industries, Inc. and its subsidiaries are hereinafter referred to as "WTD" or the "Company." The Company markets its products primarily in the United States and Canada through its subsidiary TreeSource, Inc.


PRODUCTS AND MARKETS

Softwood Lumber
---------------

         The Company manufactures a wide variety of softwood lumber products, predominantly from Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 89% of net sales in fiscal 1997, 79% in fiscal 1996, and 84% in fiscal 1995.

         The Company sells softwood lumber to a large number of customers, primarily distribution centers, wholesalers and directly to large retailers. Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

Other Products
--------------

         The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 6% of net sales in fiscal 1997, 14% in fiscal 1996, and 12% in fiscal 1995.

         During fiscal 1997, the Company announced its intention to construct a fingerjointing plant. Completion of construction and commencement of operations is expected during the first quarter of fiscal 1998. Fingerjointing is the process of joining, by applying adhesive to interlocking fingerjoints, shorter segments of wood to make a longer piece of lumber suitable for use in construction. The products initially will be sold only for vertical use applications, such as studs. The Company intends to seek approval from lumber grading agencies for horizontal or general construction use of the Company's fingerjointed products.

         During fiscal 1997, the Company also announced its intention to license and use, in North America, a patented technology called GREENWELD(TM) that enables the gluing of green or unseasoned lumber. The Company expects to complete a definitive agreement with the owner of this technology and to commence this new business activity during fiscal 1998. The Company intends to use the GREENWELD(TM) process in its fingerjointing operation.

Distribution and Marketing
--------------------------

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

         The Company does not attempt to accumulate a large backlog of orders. WTD's general practice is to maintain an order file representing about two to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at April 30, 1997 was $10 million compared to $12.4 million at April 30, 1996. Backlog on any particular date may not be indicative of the Company's average backlog, or net sales or the backlog for any succeeding period.

         No single customer accounted for as much as 10% of the Company's net sales during fiscal 1997. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

Timber Supply
-------------

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

         Timber and logs comprise the majority of the cost of products sold by the Company. The Company relies mainly on open market log purchases to supply its raw materials needs. It also purchases timber-cutting contracts ("timber contracts"), primarily at public timber sales, and has historically obtained logs to a minor extent from its own fee timberlands. At April 30, 1997, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, timber contracts and fee timberlands, and total log footage required:

                     Public
Year Ended   Open    Timber     Fee        Log
 April 30,  Market  Contracts  Timber   Requirements
----------  ------  ---------  ------   ------------
  1993       90%      6%         4%     306,000 MBF
  1994       94%      5%         1%     305,100 MBF
  1995       95%      5%         --     317,100 MBF
  1996       94%      5%         1%     228,162 MBF
  1997       94%      5%         1%     320,507 MBF

    MBF - Thousand Board Feet

         During fiscal years 1993 through 1997, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. The ability to maintain the present level of operations at the Company's mills depends on a continuing supply of logs from these private sources.

         The availability and cost of timber and logs have been, and should continue to be, influenced by a variety of factors, including demand by competitors and exporters, the environmental and harvest policies of federal and state agencies, and, in the long term, the level of reforestation. For further discussion of current industry conditions relating to timber supply, see the section entitled "Factors Affecting Forward-Looking Statements."

Employees
---------

         The Company and its subsidiaries had approximately 1,150 employees at June 30, 1997. Since September of 1996, the Company has been negotiating with the local woodworkers union, which represents hourly workers at the Company's South Bend facility. The parties have reached impasse in contract negotiations and the union has threatened to strike. In the event of a strike, the Company intends to operate its South Bend facility using supervisory personnel and replacement workers. None of the Company's other employees are represented by this union. See "Factors Affecting Forward-Looking Statements." The Company uses bonus programs to motivate its workers. See Note 8 to Consolidated Financial Statements.

Environmental Regulation
------------------------

         The Company is subject to federal, state and local pollution control regulations, including air, water and noise pollution, which have required, and are expected to continue to require, additional operating and capital expenditures. During fiscal 1997, the Company incurred expenditures of approximately $135,000 for environmental protection. Such expenditures are projected to be approximately $500,000 for each of fiscal years 1998 and 1999 if certain capital projects are required. Various regulations regarding air and water emissions and log yard management may require material expenditures in the future.

Industry Conditions
-------------------

         The United States lumber industry is highly sensitive to the condition of the nation's economy and tends to experience poor financial results during general economic downturns. Although sales traditionally increase in the spring and summer months and decline during the fall and winter months in response to seasonal building construction cycles, such seasonal patterns are sometimes absent. During fiscal 1995, lumber market conditions remained weak in the spring due in large measure to high interest rates, increased lumber imports from Canada and high raw materials costs. Although interest rates moderated during fiscal 1996, lumber demand and prices remained weak during most of the fiscal year, with Canadian imports continuing to have a negative impact on the lumber market. Operating conditions improved dramatically during fiscal year 1997, with generally strong lumber prices and relatively stable log prices during most of the year.

         Wood chip demand and prices are determined by conditions in the pulp and paper industry and generally are not affected by seasonal business cycles. Due to a strong demand for pulp and paper products, chip prices reached a high during the second quarter of fiscal 1996. However, by the end of fiscal 1996 and during fiscal 1997, reduced demand for pulp and paper products and the related pulp and paper production curtailments had driven chip prices to recent lows. Low demand for chips at the end of fiscal year 1996 and during fiscal 1997 may have constrained lumber production and, with increased lumber demand, may have contributed to lumber price increases. See "Factors Affecting Forward-Looking Statements" for further discussion.

Competition
-----------

         The wood products industry is highly competitive and includes a large number of companies manufacturing relatively standardized products. The principal means of competition in the lumber industry are log costs, unit production costs, pricing, product quality, and the ability to satisfy customer needs promptly. The Company feels it competes effectively based on the foregoing factors. Some of WTD's competitors are large, integrated companies which have significantly greater financial, production and marketing resources than the Company. Some of these competitors have a significant base of low-cost fee timberlands and timber contracts which protects them from fluctuations in log prices and may, under certain operating conditions, give them an advantage over the Company, which relies on the open log market to supply the bulk of its raw materials requirements.

         The competition includes lumber manufacturers located in Canada who benefit from advantageous exchange rates when exporting lumber into the United States. As a result of U.S. government-initiated trade talks, Canada has agreed that as of April 1, 1996, for a period of five years, and subject to specific exceptions, certain provinces will pay export taxes if pre-established levels of exports to the U.S. are exceeded. The goal of the trade agreement is to reduce the volume of lumber exported to the U.S. by Canadian producers. During the first year of its implementation this trade agreement has not had the desired effect, however, Canadian lumber producers paid approximately $82 million (Canadian $) in export taxes for exceeding the pre-established levels of exports.

         See the sections entitled "Timber Supply" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Forward-Looking Statements."

Item 2.  PROPERTIES

MANUFACTURING FACILITIES(1)                                  Thousand Board Feet
                                                          --------------------------
                                                            Fiscal       Est. Annual
                                                             1997        Production
Softwood Lumber                                           Production     Capacity(2)
---------------                                           ----------     -----------
Burke Lumber Co., West Burke, Vermont                         40,000          50,000
Central Point Lumber Co., Central Point, Oregon               54,000         110,000
Glide Lumber Products Co., Glide, Oregon                      92,000         125,000
Morton Forest Products Co., Morton, Washington                36,000         100,000
North Powder Lumber Co., North Powder, Oregon                 62,000          90,000
Pacific Softwoods Co., Philomath, Oregon                      62,000          80,000
Philomath Forest Products Co., Philomath, Oregon             122,000         245,000
Sedro-Woolley Lumber Co., Sedro-Woolley, Washington           52,000         140,000
Spanaway Lumber Co., Spanaway, Washington(3)                  55,000          85,000
Trask River Lumber Co., Tillamook, Oregon(3)                  51,000         120,000
Tumwater Lumber Co., Tumwater, Washington(3)                  55,000          70,000

Hardwood Lumber
---------------
Pacific Hardwoods-South Bend Co., South Bend, Washington(3)   20,000          24,000

(1) The machinery and equipment of all facilities are subject to the security interests of certain lenders.
(2) Capacity is generally computed using a two shift-per-day, five day-per-week operating schedule.
(3) These subsidiaries lease all, or a substantial portion, of the real property on which the mill is located pursuant to ground leases.

Item 3.  LEGAL PROCEEDINGS

         On or about January 30, 1991, WTD Industries, Inc. and each of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The proceeding was filed in the United States Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is entitled: "In re Sedro-Woolley Lumber Co., WTD Industries, Inc., TreeSource, Inc., et al.", Case Numbers 91-00707 through 91-00721, 91-00736 through 91-00741, 91-00752 through
91-00756,   91-00773  through  91-00778,  and  91-01140  through  91-01149.  The
Company's Second Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court on November 23, 1992, effective November 30, 1992. During 1996 and 1997, orders were entered in the Bankruptcy Court closing the Chapter 11 cases of WTD Industries, Inc. and all its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Principal Market
----------------

         Registrant's  Common  Stock is traded in the  over-the-counter  market.
Quotations are reported on the National Market System of the National Association of Securities Dealers (NASD). The Company's stock trades under the NASDAQ symbol WTDI. The number of holders of record of WTD Industries, Inc. Common Stock at June 30, 1997 was 638. The Company estimates that the total number of its direct and beneficial shareholders is approximately 4,150.

Stock Price and Dividend Information
------------------------------------

         The following tables show the stock price range for the two years ended April 30, 1997:

                                Stock Price Range
         Fiscal Year Ended    --------------------
          April 30, 1997        Low         High
         -----------------    --------    --------
          First Quarter       $   5/8     $1-9/16
          Second Quarter      $1-5/16     $2-1/16
          Third Quarter       $1-11/16    $2-3/4
          Fourth Quarter      $1-3/8      $2-1/4

                                Stock Price Range
         Fiscal Year Ended    --------------------
          April 30, 1996        Low         High
         -----------------    --------    --------
         First Quarter        $1-5/16     $1-15/16
         Second Quarter       $   3/4     $1-11/16
         Third Quarter        $   1/2     $1-1/8
         Fourth Quarter       $   1/2     $  13/16



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

ITEM 6.  SELECTED FINANCIAL DATA

WTD INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA
(In Thousands, Except Per-Share Amounts and Ratios)


                                                                            YEAR ENDED APRIL 30,
                                                 ---------------------------------------------------------------------------

                                                     1997            1996            1995            1994            1993
                                                 -----------     -----------     -----------     -----------     -----------
NET SALES                                          $284,086        $191,964        $274,966        $278,115        $246,887
COST OF SALES                                       255,068         186,514         262,334         253,732         227,040
                                                 -----------     -----------     -----------     -----------     -----------

GROSS PROFIT                                         29,018           5,450          12,632          24,383          19,847

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                            12,529           9,685          10,366          12,423          12,615
REORGANIZATION CHARGES (CREDITS)                         --            (409)           (532)         (2,487)            563
                                                 -----------     -----------     -----------     -----------     -----------
OPERATING INCOME (LOSS)                              16,489          (3,826)          2,798          14,447           6,669

INTEREST EXPENSE                                     (5,029)         (5,318)         (5,972)         (6,541)         (2,864)
OTHER INCOME                                            630             646           1,228             418             151
                                                 -----------     -----------     -----------     -----------     -----------
INCOME (L0SS) BEFORE INCOME TAXES            			     12,090	     	   (8,498)		       (1,946)	        	8,324		         3,956

PROVISION FOR INCOME TAXES (BENEFIT)                  3,120          (2,454)         (5,646)          2,024           1,543

                                                 -----------     -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEMS                                 8,970          (6,044)          3,700           6,300           2,413

EXTRAORDINARY ITEMS                                      --              --              --              --          21,345
                                                 -----------     -----------     -----------     -----------     -----------
NET INCOME (LOSS)                                     8,970          (6,044)          3,700           6,300          23,758

PREFERRED DIVIDENDS                                   2,228           2,364           2,126           1,616             647
                                                 -----------     -----------     -----------     -----------     -----------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                                $6,742         ($8,408)         $1,574          $4,684         $23,111
                                                 ===========     ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER
  COMMON SHARE, PRIMARY
  - before extraordinary items                        $0.59          ($0.76)          $0.14           $0.41           $0.29
  - extraordinary items                                  --              --              --              --           $3.46
  - net income (loss)                                 $0.59          ($0.76)          $0.14           $0.41           $3.75
    Average shares outstanding                       11,385          11,077          11,492          11,433           6,166

NET INCOME (LOSS) PER
  COMMON SHARE, FULLY DILUTED
  - before extraordinary items                        $0.59          ($0.76)          $0.14           $0.41           $0.28
  - extraordinary items                                  --              --              --              --           $3.43
  - net income (loss)                                 $0.59          ($0.76)          $0.14           $0.41           $3.71
    Average shares outstanding                       11,464          11,077          11,510          11,519           6,231

CASH DIVIDENDS PER COMMON SHARE                          --              --              --              --              --

PERIOD END BALANCES
   Working capital                                  $29,475         $25,052         $33,740         $44,796         $39,255
   Total assets                                     $86,486         $77,396         $88,944         $97,100        $100,039
   Long-term debt, excl. current maturities         $46,086         $50,310         $51,421         $60,587         $64,184
   Stockholders' equity                             $18,434         $11,686         $20,076         $18,512         $13,684

SELECTED FINANCIAL RATIOS
   Net income (loss) to average:
     Total assets                                      10.9 %          (7.3)%           4.0 %           6.4 %          22.2
     Stockholders' equity                              59.6 %         (38.1)%          19.2 %          39.1 %           NM
   Average stockholders' equity to average
     total assets                                      18.4 %          19.1 %          20.7 %          16.3 %           NM





NM - Not Meaningful

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
--------

         On a quarter-to-quarter basis, the Company's financial results have and will vary widely, due to seasonal fluctuations and market factors affecting the demand for logs, lumber and other wood products. Therefore, past results for any given year or quarter are not necessarily indicative of future results.

         After approximately 12 months of poor lumber market conditions, improvement began during the first quarter of the Company's 1997 fiscal year and operating conditions continued to improve during the second quarter. There was some seasonal adjustment downward in prices during the third quarter as a result of slackened demand through most market areas. During the third quarter, the stud lumber market lagged behind the dimension lumber market with prices comparable to the previous year, offsetting profits from dimension lumber sales. During the fourth quarter of fiscal year 1997, lumber prices and demand generally improved over the third quarter. Log costs were relatively stable throughout the year. There can be no assurance that the margins experienced during any period of fiscal year 1997 will continue or improve.

Yearly Comparisons
------------------

         The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:

                                                    Income and Expense Items as                 Percentage
                                                     a Percentage of Net Sales             Increase (Decrease)
                                              ---------------------------------------   -------------------------
                                                                                            1997          1996
                                                        Year Ended April 30,                 vs            vs
                                              ---------------------------------------
                                                  1997          1996          1995          1996          1995
                                              -----------   -----------   -----------   -----------   -----------
  Net sales                                       100.0 %       100.0 %       100.0 %        48.0 %       (30.2)%
  Cost of sales                                    89.8          97.2          95.4          36.8         (28.9)
                                              ---------     ---------     ---------
      Gross profit                                 10.2           2.8           4.6         432.4         (56.9)

  Selling, general and
    administrative expense                          4.4           5.0           3.8          29.4          (6.6)
  Reorganization credits                            0.0          (0.2)         (0.2)       (100.0)        (23.1)
                                              ---------     ---------     ---------
      Operating income (loss)                       5.8          (2.0)          1.0            NM            NM

  Interest expense                                 (1.8)         (2.8)         (2.2)         (5.4)        (11.0)
  Miscellaneous                                     0.2           0.3           0.4          (2.5)        (47.4)
                                              ---------     ---------     ---------
      Income (loss) before Income taxes             4.3          (4.4)         (0.7)           NM            NM

  Provision for income taxes (benefit)              1.1          (1.3)         (2.1)           NM            NM
                                              ---------     ---------     ---------
      Net income (loss)                             3.2 %        (3.1)%         1.3 %          NM            NM
                                              =========     =========     =========

   Note:  Percentages may not add precisely due to rounding.
   NM:    Not meaningful.

Comparison of 1997 to 1996
--------------------------

         Net sales for the year ended April 30, 1997 increased $92.1 million (48 percent) from the year ended April 30, 1996. This increase was caused principally by a 40 percent increase in lumber shipments, a 36 percent increase in chip deliveries and a 17 percent increase in lumber prices, partially offset by a 57 percent decrease in chip prices. The increased lumber and chip deliveries reflect the Company's increased production resulting from a stronger lumber market during most of fiscal 1997.

         Gross profit for the year ended April 30, 1997 was 10.2 percent of net sales, compared to 2.8 percent of net sales for the year ended April 30, 1996. Lumber prices increased by 17 percent from the year ended April 30, 1996, while the Company's log costs decreased by 6 percent. The higher lumber prices and shipments were sufficient to more than offset the effect of lower chip prices. Unit manufacturing costs in fiscal year 1997 increased by 3 percent from costs in fiscal year 1996. This increase was in part a result of a general increase in wages in September 1996.

         Selling, general and administrative expenses in the year ended April 30, 1997 increased by $2.8 million (29 percent) from the year ended April 30, 1996. This increase primarily reflects higher profit-sharing bonus payments which were the result of higher pretax profits.

         Interest expense in the year ended April 30, 1997 was $0.3 million below that incurred in the year ended April 30, 1996. This decrease was the result of a reduction in the amount of the Company's outstanding debt.

         In the year ended April 30, 1997, the Company recorded a tax provision equal to 26 percent of its pretax profit. See Note 5 to Consolidated Financial Statements.

Comparison of 1996 to 1995
--------------------------

         Net sales for the year ended April 30, 1996 decreased $83 million (30 percent) from the year ended April 30, 1995. This was principally caused by a 28 percent decrease in lumber shipments, a 31 percent decrease in chip deliveries and a 6 percent decrease in lumber prices, partially offset by a 28 percent increase in chip prices. The reduced lumber and chip deliveries reflected the Company's reduced production resulting from a weak lumber market during most of fiscal 1996.

         Gross profit for the year ended April 30, 1996 was 2.8 percent of net sales, compared to 4.6 percent of net sales for the year ended April 30, 1995.
Lumber prices declined by 6 percent from the year ended April 30, 1995, while the Company's log costs increased by 2 percent. The higher chip prices were not sufficient to offset the effect of lower lumber prices and higher log costs. Management believes that a significant portion of the increase in log costs was attributable to the strength in chip demand. Despite the sharply lower production levels in fiscal 1996, the Company reduced its unit manufacturing costs by 3 percent from fiscal 1995. This reduction resulted from steps taken to increase operating time without increasing payroll costs, and from continued focus on cost control.

         Selling, general and administrative expenses in the year ended April 30, 1996 decreased by $0.7 million (7 percent) from the year ended April 30, 1995. This decrease reflected reduced profit-sharing bonus payments stemming from lower pretax profits, as well as the Company's continued focus on cost control.

         Interest expense in the year ended April 30, 1996 was $0.7 million below that incurred in the year ended April 30, 1995. This decrease was the result of scheduled reduction of debt.

         In the year ended April 30, 1996, the Company recorded a tax benefit equal to 29 percent of its pretax loss. In the year ended April 30, 1995, the Company recorded a benefit of 290 percent of the pretax loss, which included $4.5 million as a result of certain elections made under Internal Revenue Service Regulations which allowed the Company to utilize net operating loss carryforwards without annual limitation. See Note 5 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1997, the Company had net working capital of $29.5 million, $4.4 million more than at April 30, 1996. The working capital increase was primarily the result of profitable operations, partially offset by capital spending, principal payments on debt and dividends paid on the Company's Series A preferred stock.

         Cash and cash equivalents increased by $3.6 million during the year ended April 30, 1997, to $8.2 million at year-end. Approximately $15.8 million of cash was provided by operations. About $3.3 million was used to repay various debt obligations. The Company also paid $2.2 million in dividends to holders of its Series A preferred stock.

         During fiscal 1997, the Company spent $7.5 million for capital improvements to its facilities. Capital spending for the year ending April 30, 1998 is currently projected to be approximately $8 million. The Company had commitments of $3.9 million for capital spending at April 30, 1997.

         The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's operations. Substantially all of the Company's assets are pledged to secure its primary debt obligation.

         The Company's Credit and Security Agreement dated as of November 30, 1992 (the "Credit Agreement") contains certain covenants, including the maintenance of prescribed levels of tangible net worth, working capital, adjusted cumulative operating income (as defined) and collateral coverage (as defined). The Credit Agreement was most recently amended as of May 1, 1996, with respect to certain affirmative financial performance covenants. See Note 4 to Consolidated Financial Statements.

         At April 30, 1997 the Company's tangible net worth was $18.1 million compared to $9 million required by the covenant. At that same date, the Company's working capital was $29.5 million, compared to $22.5 million required by the covenant. Also, at April 30, 1997, the Company's adjusted cumulative operating income was $36.8 million, compared to $25 million required. The collateral coverage ratio at April 30,1997 was 85.1 percent, compared to a 60 percent minimum required level. The required level of tangible net worth increases to $10 million at July 1, 1997, $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of working capital increases to $25 million at July 1, 1997. The required level of adjusted cumulative operating income increases to $27.5 million at July 1, 1997, $40 million at May 1, 1998, $52.5 million at May 1, 1999 and to $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 65 percent at May 1, 1998. During the year ended April 30, 1997, the Company's adjusted cumulative operating income increased by $15.7 million while reporting income before taxes of $12.1 million. The Company continues to be in compliance with all covenants contained in this Agreement.

         In accordance with the Company's Credit Agreement, additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1997. In connection with the May 1, 1996 amendment to the Credit Agreement, the Company agreed to an additional prepayment computed at 30% of quarterly net income. Payments made during the year ended April 30, 1997 pursuant to this provision totaled $1.7 million, and an additional $1.0 million was paid on or before June 16, 1997 based on net income for the quarter ended April 30, 1997.

         The Company has no floating rate debt, but the dividend rate on its Series A preferred stock varies based on Bank of America's prime rate in effect at the time the dividends are declared. Based on the prime rate in effect at June 30, 1997, annual preferred dividends would increase by about $0.1 million from the amount incurred in the year ended April 30, 1997.

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements.

Fluctuations in Quarterly Results
---------------------------------

         On a quarter-to-quarter basis, the Company's financial results have varied widely and will continue to vary due to seasonal fluctuations and market factors affecting both the availability of, and the demand for, logs and the demand for lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. The demand for lumber and wood products is primarily affected by the level of new residential construction activity which is subject to fluctuations due to changes in economic conditions, real estate prices, interest rates, credit availability, property taxes, energy costs, population growth, weather conditions and general economic conditions, all of which are beyond the control of the Company. Demand for the Company's products is generally lower in the fall and winter quarters when activity in the construction, industrial and repair and remodeling markets is slower and demand is generally higher in the spring and summer quarters when these markets are more active. Fire danger and excessively dry or wet conditions temporarily reduce logging activity and may increase open market log prices. The industry is also affected by timber management policies which change from time to time and may cause actual or feared shortages in some areas. These policies change because of environmental concerns, public agency budget issues and a variety of other reasons. Currency fluctuations affect the industry when exchange rates spur log exports and drive up domestic log prices and when a relatively strong U.S. dollar encourages lumber exports from competing countries, such as Canada. Therefore, past results for any given year or quarter are not necessarily indicative of future results. The

Company believes that period to period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance.

Availability of Logs
--------------------

         Raw materials comprise the majority of the cost of products sold by the Company. The Company depends primarily on open market log purchases for its raw material needs. The Company generally purchases logs in sufficient quantities to match the current operating requirements for its mills. The availability and cost of logs are influenced by a variety of factors, including demands by competitors and exporters, the environmental and harvest policies of federal and state agencies and, in the long term, the level of reforestation. Various factors, including environmental and endangered species concerns, particularly regulations relating to the northern spotted owl and the marbled murrelet have limited, and are likely to continue to limit, the amount of timber offered for sale by certain United States government agencies, which historically have been major suppliers of timber to the United States forest products industry. State and private timber supplies may be inadequate to fill the shortfall. Although the Company does not rely on purchases of federal timber, uncertainty associated with timber supply issues combined with continued lack of significant public timber sales activity may contribute to log price volatility. The availability of logs may also be affected by other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters. Log and lumber markets may continue to experience rapid changes in values due to actual and perceived market conditions which may sometimes result in inconsistent relationships between log and lumber prices. These changes could result in large swings in the gross margin on lumber produced. There can be no assurance that sales of logs from the Company's current sources may not be reduced or that the Company will be able to procure sufficient logs at favorable prices in order to continue operation of its manufacturing facilities in the future. The inability of the Company to obtain logs in sufficient quantities could have a material adverse effect on the Company's business, financial condition and results of operations.

Federal and State Regulations
-----------------------------

         Laws and regulations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the timber industry. From time to time, bills are introduced in the state legislatures and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. The forest products industry remains subject to potential state or local ballot initiatives and evolving federal and state case law which could affect timber harvesting practices. It is impossible to assess the affect of such matters on the future operating results or financial position of the Company. The Company is also subject to various federal, state and local regulations regarding waste disposal and pollution control, including air, water and noise pollution. Various governmental agencies have enacted or are considering regulations regarding log yard management and disposal of log yard waste that may require material expenditures in the future. Such regulations could have a material adverse impact on the Company.

Manufacturing Risks
-------------------

         The Company manufactures softwood and hardwood lumber and by-products. As a manufacturer, the Company continually faces risks regarding the availability and cost of raw materials and labor, the potential need for additional capital equipment, increases in maintenance costs, plant and equipment obsolescence, quality control and excess capacity. The Company curtails production at facilities from time to time due to conditions which temporarily impair log flow or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. Labor disturbances, including a possible strike at the Company's South Bend facility, may also curtail or shut down production. See section entitled "Employees." The Company may permanently close facilities that are determined to lack future potential for profit under expected operating conditions. A disruption in the Company's production or distribution could have a material adverse effect on the Company's financial results.

Liquidity and Capital Resources
-------------------------------

         The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. The Company's cash flow is affected by numerous factors, including sales of its products, cost of raw materials and seasonality of its business. There can be no assurance that cash provided by operations will be sufficient to fund the Company's future operating and capital needs. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

Fingerjointing Plant
--------------------

         During fiscal 1997, the Company announced its intention to construct a fingerjointing plant. Completion of construction and commencement of operations is expected in the first quarter of fiscal 1998. Operating and production problems associated with commencing operations at a new plant may arise. The Company does not have a stable baseload of demand for its anticipated fingerjointed products and cannot estimate the potential market for such products. In addition, the Company may not be able to obtain all approvals necessary to sell its fingerjointed products. The success of the fingerjointed products will depend on a variety of factors, including cost effective implementation of manufacturing and assembly processes and effective sales and marketing efforts.

Licensing of New Technology
---------------------------

         The Company intends to use a patented technology known as GREENWELD(TM) which allows the gluing of green or unseasoned lumber in its fingerjointing operation and to license the technology to other lumber producers in North America. There can be no assurance that the Company will be successful in licensing this technology to other manufacturers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report which begins at page 28.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company are:

        Name                    Age       Position
       ------                  -----     ----------
Larry G. Black ................  51     Director
Scott Christie ................  48     Director
Richard W. Detweiler ..........  55     Director
Bruce L.  Engel ...............  56     Director and President
David J. Loftus ...............  55     Treasurer
K.  Stanley Martin ............  55     Director, Vice President-Finance and
                                              Chief Financial Officer
Robert J.  Riecke .............. 47     Director, Vice President-Administration,
                                        General Counsel and Secretary
John C. Stembridge ............. 38     Vice President-Sales and Marketing
James R. Wilson ................ 47     Vice President-Timber
William H. Wright .............. 62     Director

         Pursuant to Article XII of the Company's Second Amended Joint Plan of Reorganization, commencing with the 1997 Annual Meeting of Shareholders, the election of the Board of Directors will be in accordance with the Company's Articles of Incorporation and Bylaws. Seven Board seats will be filled at the 1997 Annual Meeting of Shareholders. Pursuant to the Company's Articles, in the event that there are six or more directors on the Board, the Board will be divided into three classes with each class to be as nearly equal in number as possible. At the 1997 Annual Meeting of Shareholders, the directors of class I will be elected for a term expiring at the 1998 Annual Meeting of Shareholders, the directors of class II will be elected for a term expiring at the 1999 Annual Meeting of Shareholders and the directors of class III will be elected for a term expiring at the 2000 Annual Meeting of Shareholders. Commencing in 1998, and at each annual meeting of shareholders thereafter, the successors to the class of directors whose terms expired at that meeting will be elected to hold office for a term of three years. Messrs. Wright and Detweiler have been nominated as class I directors, Messrs. Black and Christie have been nominated as class II directors, and Messrs. Engel, Martin and Riecke have been nominated as class III directors.

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

         Larry G. Black was appointed to the Company's Board of Directors on June 10, 1997 to fill a vacancy created by the resignation of H. Raymond Bingham in March 1996. Mr. Black is president of Quinault Corporation ("Quinault"), owner of approximately 26% of the Company's common stock. Since its formation in 1985, Mr. Black has been president of Quinault Logging Company, which is in the business of buying timber and selling logs. Mr. Black has been involved in the timber industry for more than thirty years. In connection with Mr. Black joining the Board, the Company, Quinault, Mr. Black and Mr. Engel have entered into an agreement dated effective June 10, 1997, also pursuant to which the Company agreed to nominate Mr. Black as a director for election at the Company's 1997 Annual Meeting of Shareholders to serve a two year term. See "Certain Transactions."

         Scott Christie has been a director of the Company since March 1988. Mr. Christie is currently general partner of Christie Capital Management. Since 1987 Mr. Christie has been engaged as an investment advisor for his own account and the account of other individuals. From 1983 until 1987 Mr. Christie was senior vice president of Kidder, Peabody & Co. Incorporated, an investment banking firm. Mr. Christie headed Kidder, Peabody's underwriting team for the Company's initial public offering and 1987 debenture offering.

         Richard W. Detweiler has been a director of the Company since December 1995. Mr. Detweiler is currently a partner of Carlisle Enterprises, an investment partnership. From 1990 to 1996 Mr. Detweiler was chief executive officer of Precision Aerotech, a diversified manufacturing company. Mr. Detweiler has 20 years of manufacturing management experience. Mr. Detweiler is a director of Haskel International, Inc., a manufacturing company.

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

         K. Stanley Martin is vice president-finance of the Company, a position he has held since September 1983, and has been chief financial officer since April 1991. Mr. Martin has been a director of the Company since January 1994. Mr. Martin is responsible for all financial affairs of the Company. For the eleven years prior to 1983, Mr. Martin served as a financial officer for publicly-traded companies having all or a substantial portion of their operations in the forest products industry. Mr. Martin is a certified public accountant.

         Robert J. Riecke became vice president-administration of the Company in May 1989, has been general counsel of the Company since January 1987, assistant secretary from March 1983 until January 1994, and a director of the Company since March 1986. Mr. Riecke was named corporate secretary in January 1994. Mr. Riecke has primary responsibility for the Company's legal, risk management, environmental compliance, investor relations, and human resource functions. From 1976 through 1986, Mr. Riecke was in private law practice. Since 1983, Mr. Riecke has devoted much of his professional endeavors to legal matters relating to the Company and its subsidiaries. Mr. Riecke is a graduate of the University of Illinois School of Law.

         John C. Stembridge was appointed vice president-sales and marketing of the Company in February 1995. Mr. Stembridge joined TreeSource, the Company's marketing subsidiary, in 1989 and has served as its vice president and general manager since June 1991. Mr. Stembridge has primary responsibility for managing all aspects of the Company's lumber sales and transportation. For the nine years prior to joining TreeSource, Mr. Stembridge was involved in domestic and export lumber sales, primarily with North Pacific Lumber Co.

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

         William H. Wright has been a director of the Company since April 1992. Mr. Wright has held a variety of management positions in the forest products industry since 1957. He is currently president of Heartwood Consulting Service, which advises forest products clients. From 1989 until 1994 he was president and chief executive officer of Dee Forest Products Inc., a manufacturer of hardboard and related products. From 1984 to 1989 Mr. Wright was general manager of Stevenson Co-Ply Inc., a manufacturer of veneer and plywood.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10 percent of the common stock file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of common stock and other equity securities of the Company on Form 4. Officers, directors, and greater than 10 percent shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended April 30, 1997.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows the cash and non-cash compensation paid by the Company for each of the last three fiscal years to the chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers").

                                                                                Long Term Compensation
                                                                                         Awards
                                                                                  -------------------
                                                    Annual Compensation(1)        Number of Securities
                                                  --------------------------
      Name and Principal Position      Year        Salary($)        Bonus($)       Underlying Options
     -----------------------------    ------      ----------      ----------      -------------------
  Bruce L. Engel                       1997       $  300,000      $  171,122             35,000
  President                            1996       $  300,000      $   23,142                 --
                                       1995       $  300,000      $   48,200                 --

  K. Stanley Martin                    1997       $  120,000      $   68,447             35,000
  Vice President-Finance and           1996       $  120,000      $    9,256                 --
    Chief Financial Officer            1995       $  120,000      $   19,280                 --

  Robert J. Riecke                     1997       $  132,000      $   75,295             35,000
  Vice President-                      1996       $  132,000      $   10,183                 --
    Administration, General            1995       $  132,000      $   21,209                 --
    Counsel and Secretary

  John C. Stembridge                   1997       $  100,000      $   80,238             35,000
  Vice President-Sales and             1996       $  100,000      $   12,197                 --
    Marketing                          1995       $   86,667      $   15,539                 --

  James R. Wilson                      1997       $  100,000      $   57,040             35,000
  Vice President-Timber                1996       $  100,000      $    7,714                 --
                                       1995       $   85,833      $   12,853                 --

(1) Personal benefits for each executive officer named in the table did not exceed $50,000 or 10% of such executive officers' total annual salary and bonus for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants for the last fiscal year to the Named Executive Officers:

                                                                                             Potential
                                          Individual Grants                             Realizable Value at
                      ----------------------------------------------------------        Assumed Annual Rates
                            # of            % of                                         of Stock Price
                         Securities    Total Options    Exercise                          Appreciation for
                         Underlying      Granted to     or Base                            Option Term(2)
                          Options       Employees in     Price      Expiration   --------------------------------
         Name            Granted(1)     Fiscal Year    ($/Share)       Date        0%($)        5%($)     10%($)
  ------------------  -------------    -------------   ----------   ----------   --------     --------   --------
  Bruce L. Engel            35,000            7.7%        $1.515    10/21/2006     $9,319      $48,528   $108,679

  K. Stanley Martin         35,000            7.7%        $1.515    10/21/2006     $9,319      $48,528   $108,679

  Robert J. Riecke          35,000            7.7%        $1.515    10/21/2006     $9,319      $48,528   $108,679

  John C. Stembridge        35,000            7.7%        $1.515    10/21/2006     $9,319      $48,528   $108,679

  James R. Wilson           35,000            7.7%        $1.515    10/21/2006     $9,319      $48,528   $108,679

(1)  Vesting  Schedule:  10/21/96  - 30%;  10/21/97  -  47.5%;  10/21/98  - 65%;
     10/21/99 - 82.5%; 10/21/00 - 100%.

(2) These assumed appreciation rates are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial condition and they should not be viewed as a prediction of possible prices or value for the Company's Common Stock in the future.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises for the last fiscal year by the named executive officers and the value of such officers' unexercised options as of April 30, 1997:

                                                      Number of Securities                 Value of Unexercised
                                                     Underlying Unexercised                In-the-Money Options
                                 Shares          Options at April 30, 1997 (#)           at April 30, 1997 ($)(1)
                              Acquired on       ------------------------------       -------------------------------
          Name                Exercise (#)       Exercisable     Unexercisable        Exercisable     Unexercisable
         ------               ------------      -------------   ---------------      -------------   ---------------
  Bruce L. Engel                   --                394,500           24,500         $    98,233        $    7,289
  K. Stanley Martin                --                 42,300           24,500         $    20,021        $    7,289
  Robert J. Riecke                 --                 45,500           24,500         $    22,761        $    7,289
  John C. Stembridge               --                 20,500           24,500         $     3,124        $    7,289
  James R. Wilson                  --                 20,500           24,500         $     3,124        $    7,289

(1)    Based on the fair market value of the Common Stock at April 30, 1997 of $1.8125 per share.

Benefits
--------

         The Company maintains an IRC Section 401(k) retirement savings plan under which employees, including executive officers, are permitted to make salary deferral contributions. Executive officers are not entitled to employer matching contributions pursuant to this plan.

Compensation of Directors
-------------------------

         Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, plus $750 for each additional Board meeting or committee meeting attended and $225 for each telephone conference meeting attended or written consent executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. In fiscal 1997, three outside directors each received option grants for 25,000 shares of Common Stock under the 1996 Stock Option Plan.

Executive Bonuses
-----------------

         Monthly discretionary bonuses are paid to the Company's executive officers, as well as other management and administrative employees, pursuant to the Company's profit sharing bonus plan. The bonuses are based upon net pretax profits and are generally allocated according to base salary level. Bonuses paid to executive officers for services rendered to the Company during the year ended April 30, 1997 are included in the amounts shown in the "Summary Compensation Table."

Stock Option Plan
-----------------

         In October 1996 the Company, after receiving shareholder approval, implemented a Stock Option Plan ("1996 Option Plan") to supersede the 1986 Option Plan, which terminated in July 1996.

         The purpose of the 1996 Option Plan is to enhance the long-term value of the Company by offering opportunities to those employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and its subsidiaries who are key to the Company's growth and success, and to encourage them to remain in the service of the Company and its subsidiaries and to acquire and maintain stock ownership in the Company.

         Subject to adjustment from time to time as provided in the 1996 Option Plan, a maximum of 525,000 shares of Common Stock are available for issuance under the 1996 Option Plan. Not more than 50,000 shares of Common Stock, in the aggregate, may be granted under the 1996 Option Plan to any participant during any fiscal year of the Company, except for one-time grants of options for up to 100,000 shares may be made to newly hired participants.

         Any shares of Common Stock that cease to be subject to an option (other than by reason of exercise), including, without limitation, in connection with the cancellation of an award will be available for issuance in connection with future grants of awards under the 1996 Option Plan.

         Options granted under the 1996 Option Plan will be "nonqualified stock options" (that is, options that are not designed to qualify as "incentive stock options," as defined in Section 422 IRC). The option price for each option granted under the 1996 Option Plan will be determined by the plan administrator, but will be not less than 85% of the Common Stock's fair market value on the date of grant. For purposes of the 1996 Option Plan, "fair market value" means the last reported sales price for the Common Stock as reported by the Nasdaq National Market for a single trading day.

         The option term will be fixed by the plan administrator, but if not so specified will be ten years. Each option will be exercisable pursuant to a vesting schedule determined by the plan administrator. If not so established, the option will vest over four years from the date of grant with 20% of the shares of underlying Common Stock vesting on the six-month anniversary of the grant date and an additional 20% of the shares vesting after every successive year of the optionee's continuous employment or relationship with the Company. The plan administrator will also determine the circumstances under which an option will be exercisable in the event the optionee ceases to provide services to the Company or one of its subsidiaries. If not so established, options generally will be exercisable for one year after termination of services as a result of disability or death and for one month after all other terminations. An option will not be exercisable if the optionee's services are terminated for cause, as defined in the 1996 Option Plan.

         The 1996 Option Plan is administered by the Company's Board of Directors. The Board may delegate the responsibility for administering the 1996 Option Plan to a committee or committees consisting of two or more members of the Board of Directors, subject to such limitations as the Board deems appropriate. Committee members will serve for such term as the Board may determine, subject to removal by the Board at any time.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Compensation Committee of the Board of Directors is composed of Mr. Christie and Mr. Wright. The Compensation Committee determines compensation for executive officers, including executive officers who are directors.

Board Compensation Committee Report on Executive Compensation
-------------------------------------------------------------

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

         It is the Company's practice to participate in and use, as a basis for comparison, an analysis of executive compensation in the Northwest prepared by the compensation consulting group of Milliman & Robertson, Inc. This analysis is useful in establishing base salary levels and monitoring overall compensation levels as compared to other publicly-traded companies of similar size. Executive officers' compensation paid during fiscal year 1997, with respect to base salary, cash bonus and total cash compensation, was below the median levels published in the 1996/1997 Milliman & Robertson compensation survey of all industries.

         The Company also uses long-term stock-based incentive opportunities in the form of options to purchase the Company's Common Stock. The Company's 1996 Option Plan provides for the grant of stock options to employees of the Company. Stock option awards are determined on a discretionary basis by the Board of Directors. Executive officers who serve on the Company's Board of Directors do not participate in any deliberations or decisions regarding option awards to them.

         Each executive officer was granted options for 35,000 shares of Common Stock during the 1997 fiscal year.

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

Chief Executive Officer Compensation
------------------------------------

         All of the policies described above apply to Mr. Engel's compensation. No additional benefits or requirements specifically apply to the chief executive officer.

         Mr. Engel was granted options for 35,000 shares during the 1997 fiscal year.

         Mr. Engel's base salary for fiscal year 1997 was $300,000. The median base salary for chief executive officers of comparably sized public companies, as published by the Milliman & Robertson compensation survey, is $400,000.

         Mr. Engel received a cash bonus of $171,122 during fiscal year 1997 under the profit sharing plan described above, reflecting profitable operations during the fiscal year. Mr. Engel's cash bonus and total cash compensation amounts were below the published median levels; the published median levels were $300,000 and $630,210, respectively.

         Compensation Committee Members

         Scott Christie
         William H. Wright

Stock Performance Graph
-----------------------



                         [GRAPH]


                                 Base
                                Period      Return      Return      Return      Return      Return
Company/Index Name            April 1992  April 1993  April 1994  April 1995  April 1996  April 1997
----------------------------- ----------  ----------  ----------  ----------  ----------  ----------
WTD Industries, Inc.              100        81.82       89.09       50.92       19.99       52.72
S&P 500 Index                     100       109.24      115.05      135.14      175.97      220.20
Paper & Forest Products Index     100       102.58      103.01      123.86      139.31      138.89



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership as of June 30, 1997 of the Company's Common Stock by (i) each director, (ii) each beneficial owner of more than 5 percent of the Common Stock, (iii) the Named Executive Officers, and
(iv) all directors and officers as a group. Except as otherwise specifically noted, each person noted below has sole investment and voting power with respect to shares indicated.

                                                           Amount and Nature
       Name and Address of Beneficial Owner         of Beneficial Ownership(1)(2)         Percent
       ----------------------------------------     -----------------------------         -------
  Quinault Corporation
  P.O. Box C                                                   2,879,000                    26.0%
  Aberdeen, WA 98570

                                                          Amount and Nature
       Name of Directors and Executive Officers     of Beneficial Ownership(2)(3)         Percent
       ----------------------------------------     -----------------------------         -------
  Larry G. Black(4)                                            2,879,000                    26.0%

  Scott Christie                                                  75,000                      .7%

  Richard W. Detweiler                                            27,500                      .3%

  Bruce L. Engel                                                 394,500                     3.4%

  K. Stanley Martin                                               52,300                      .5%

  Robert J. Riecke                                                45,500                      .4%

  John C. Stembridge                                              21,800                      .2%

  James R. Wilson(5)                                              20,600                      .2%

  William H. Wright                                               75,000                      .7%

  All directors and executive officers as a group (10
  persons)                                                     3,605,700                    30.6%

(1) As determined by reference to the beneficial owner's most recent Form 4 or 13D filing.

(2)  Beneficial Ownership is calculated as of June 30, 1997.

(3) Includes shares reserved for issuance under options exercisable within 60 days of June 30, 1997 as follows: Mr. Christie 75,000; Mr. Detweiler 27,500; Mr. Engel 394,500; Mr. Martin 42,300; Mr. Riecke 45,500; Mr.
     Stembridge 20,500; Mr. Wilson 20,500; and Mr. Wright 75,000.

(4) Mr. Black, by virtue of being president and sole director of Quinault, may be deemed to beneficially own the shares owned by Quinault.

(5) Mr. Wilson shares with his spouse Christine R. Wilson voting and investment power as to 100 shares beneficially owned. See Note 3 above for details of individual option rights.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1997, five of the Company's subsidiaries purchased logs from Quinault Logging Company in the amount of $1,667,000. Mr. Larry G. Black, a director of the Company, is president and a director of Quinault Logging Company and is president and sole director of Quinault, owner of 26% of the Company's common stock.

         The Company, Bruce L. Engel, Quinault and Larry G. Black entered into an agreement dated as of June 10, 1997 (the "Agreement"). Pursuant to the terms of the Agreement, the Company and Mr. Engel will have the right of first refusal with respect to any shares of the Company's Common Stock sold by Quinault prior to June 15, 1999. In addition, Quinault granted Mr. Engel an option to purchase shares of the Company's Common Stock such that the amount of the Company's
Common  Stock  owned by Mr.  Engel and his  affiliates  will equal the number of shares owned by Quinault, Mr. Black and their affiliates. Pursuant to the Agreement, Quinault, Mr. Black and their affiliates may not, without the prior written consent of the Company's Board, act in a manner that would (i) remove Mr. Engel as an officer or director of the Company or (ii) result in the liquidation, sale, merger or other combination of the Company. The Agreement obligates the Company to nominate Mr. Black for election as a director at the Company's 1997 Annual Meeting of Shareholders to serve a two-year term and also sets forth certain conditions with respect to the election of the Company's other directors. The Agreement restricts the Company from taking certain actions to dilute Quinault's holdings. Under the Agreement, the Company has also agreed to remove certain voting restrictions placed on Quinault pursuant to ORS 60.801--816 (the "Control Share Restrictions") by: (i) an affirmative vote of the Company's shareholders at the 1997 Annual Meeting of Shareholders, or in the alternative, (ii) amending its bylaws to eliminate the Control Share Restrictions.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements                                            Page
-----------------------------                                           ------
         The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

         Report of Independent Certified Public Accountants               34

         Consolidated Statements of Operations for the Years
           Ended April 30, 1997, 1996 and 1995                            35

         Consolidated Balance Sheets at April 30, 1997 and 1996           36

         Consolidated Statements of Cash Flows for the Years
           Ended April 30, 1997, 1996 and 1995                            38

         Consolidated Statement of Changes in Stockholders'
           Equity for the Years Ended April 30, 1997,
           1996 and 1995                                                  39

         Notes to Consolidated Financial Statements                       40

(a) (2)  Financial Statement Schedules
--------------------------------------

         The schedules called for under Regulation S-X are not submitted because they are not applicable, are not required, or because the required information is not material or is included in the financial statements or notes thereto.

(a) (3)  Exhibit Index                                                   Page
----------------------                                                  ------

2.1               Final form of Registrant's Second Amended
                  Joint Plan of Reorganization dated October 5,
                  1992, filed with the United States Bankruptcy
                  Court for the Western District of Washington. (1)

3.1 Fourth Restated Articles of Incorporation of the Registrant adopted November 27, 1992. (1)

3.2               Second Restated Bylaws of the Registrant effective
                  November 27, 1992.  (8)

                                                                         Page
                                                                        ------
4.2 Credit and Security Agreement dated as of November 30, 1992, between Registrant and
                  Principal Mutual Life Insurance Company, Aetna
                  Life Insurance Company, The Northwestern Mutual
                  Life Insurance Company, Chemical Bank,
                  Seattle-First National Bank, and Bank of America
                  Oregon. (2)

4.2.1 Amendment dated as of October 18, 1994 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (9)

4.2.2 Amendment dated as of January 27, 1995 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (11)

4.2.3 Amendment dated as of May 1, 1995 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (11)

4.2.4 Amendment dated as of January 1, 1996 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (12)

4.2.5 Amendment dated as of May 1, 1996 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (13)

4.2.6 Amendment dated as of December 17, 1996 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon. (14)

                                                                         Page
                                                                        ------
4.3               Indenture dated as of November 30, 1992, between
                  Registrant and State Street Bank and Trust Company, as Trustee, with respect to 8% Senior Subordinated
                  Notes due 2005. (3)

10.1              Amended and Restated 1986 Stock Option Plan dated
                  December 30, 1992.*  (4)

10.1.2            Form of Stock Option Agreement for directors of
                  Registrant.*  (8)

10.1.3            Form of Stock Option Agreement for executive
                  officers of the Registrant.*  (8)

10.1.4            1996 Stock Option Plan dated October 21, 1996.* (16)

10.1.5            Form of Stock Option Agreement for directors and officers
                  of the Registrant.*                                      58

10.3 Form of Indemnification Agreement for directors, officers and certain employees effective January 30, 1991.* (8)

10.4              Description of Management Profit-Sharing Bonus
                  Plan.*  (5)

10.61             WTD Industries, Inc. Retirement Savings Plan
                  and Trust dated as of May 1, 1989.*  (6)

10.62 Amendment No. 1 to WTD Industries, Inc. Retirement Savings Plan and Trust Effective May 1, 1989.* (7)

10.63 Amendment No. 2 to WTD Industries, Inc. Retirement Savings Plan and Trust adopted May 30, 1991.* (7)

10.64 Amendment No. 3 to WTD Industries, Inc. Retirement Savings Plan and Trust adopted June 26, 1992.* (7)

10.65 Amendment No. 4 to WTD Industries, Inc. Retirement Savings Plan and Trust adopted April 30, 1993.* (8)

10.66 Amendment No. 5 to WTD Industries, Inc. Retirement Savings Plan and Trust adopted December 28, 1994.* (10)

10.67             Amendment No. 6 to WTD Industries, Inc. Retirement
                  Savings Plan and Trust adopted June 10, 1997.            63

10.7 Agreement dated effective as of June 10, 1997 among the Company, Engel, Quinault and Black. (15)

                                                                         Page
                                                                        ------
12.1              Computation of Registrant's Net Income (Loss) to
                  Average Total Assets.                                    65

12.2              Computation of Registrant's Net Income (Loss) to
                  Average Stockholders' Equity (Deficit).                  66

12.3              Computation of Registrant's Average Stockholders'
                  Equity (Deficit) to Average Total Assets.                67

21.1              Subsidiaries of the Registrant (list updated as
                  of June 30, 1997).                                       68

23.1              Consent of Independent Certified Public
                  Accountants.                                             69

27.1              Financial Data Schedule**

         (1) Incorporated by reference to the exhibit of like number to the Registrant's report on Form 8-K dated November 23, 1992.

         (2) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1992 previously filed with the Commission.

         (3) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended January 31, 1993 previously filed with the Commission.

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

         (13) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1996, previously filed with the Commission.

         (14) Incorporated by reference to exhibit 4.2.4 to the Registrant's quarterly report on Form 10-Q for the quarter ended January 31, 1997, previously filed with the Commission.

         (15) Incorporated by reference to the exhibit of like number to the Registrant's current report on Form 8-K filed with the Commission on June 12, 1997.

         (16) Incorporated by reference to exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-15461) filed with the Commission on November 4, 1996.

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

     (b)  Reports on Form 8-K
     ------------------------

         No reports on Form 8-K were filed during the quarter ended April 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTD Industries, Inc.
(Registrant)



By:  s/ Bruce L. Engel
   ----------------------------
Bruce L. Engel
President
July 21, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 21, 1997.



s/ Bruce L. Engel                              s/ K. S. Martin
-------------------------------                ---------------------------------
Bruce L. Engel                                 K. Stanley Martin
President (Principal Executive Officer)        Vice President-Finance (Principal
and Director                                   Financial and Accounting Officer)
                                               and Director


s/  Larry G. Black                             s/ Scott Christie
-------------------------------                ---------------------------------
Larry G. Black, Director                       Scott Christie, Director


s/ Richard W. Detweiler                        s/ Robert J. Riecke
-------------------------------                ---------------------------------
Richard W. Detweiler, Director                 Robert J. Riecke
                                               Vice President-Administration
                                               and Director
s/ William H. Wright
-------------------------------
William H. Wright, Director

[MOSS ADAMS LETTERHEAD]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders
WTD Industries, Inc.


We have audited the accompanying consolidated balance sheets of WTD Industries, Inc. and subsidiaries (the "Company") as of April 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity, for each of the years in the three-year period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTD Industries, Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1997, in conformity with generally accepted accounting principles.



                                               /s/ Moss Adams LLP
                                               ---------------------
                                               MOSS ADAMS LLP



Beaverton, Oregon
June 6, 1997

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)




                                                       YEAR ENDED APRIL 30,
                                          ---------------------------------------------
                                              1997             1996             1995
                                          -----------      -----------      -----------
NET SALES                                 $  284,086       $  191,964       $  274,966

COST OF SALES                                255,068          186,514          262,334
                                          -----------      -----------      -----------
GROSS PROFIT                                  29,018            5,450           12,632

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     12,529            9,685           10,366
REORGANIZATION CREDITS                            --             (409)            (532)
                                          -----------      -----------      -----------
OPERATING INCOME (LOSS)                       16,489           (3,826)           2,798

OTHER INCOME (EXPENSE)
     Interest expense                         (5,029)          (5,318)          (5,972)
     Miscellaneous                               630              646            1,228
                                          -----------      -----------      -----------
                                              (4,399)          (4,672)          (4,744)

                                          -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES             12,090           (8,498)          (1,946)

PROVISION FOR INCOME TAXES (BENEFIT)           3,120           (2,454)          (5,646)
                                          -----------      -----------      -----------

NET INCOME (LOSS)                              8,970           (6,044)           3,700

PREFERRED DIVIDENDS                            2,228            2,364            2,126
                                          -----------      -----------      -----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                  $    6,742       $   (8,408)      $    1,574
                                          ===========      ==========       ===========



NET INCOME (LOSS) PER COMMON SHARE
   - PRIMARY                                   $0.59           ($0.76)           $0.14
                                               ======          =======           ======


   - FULLY DILUTED                             $0.59           ($0.76)           $0.14
                                               ======          =======           ======












The  accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In Thousands)



                                                                              APRIL 30,
                                                              -----------------------------------------
                                                                  1997                         1996
                                                              ------------                 ------------
CURRENT ASSETS
   Cash and cash equivalents                                  $     8,209                  $     4,576
   Accounts receivable, net                                        16,830                       10,190
   Inventories                                                     17,760                       13,891
   Prepaid expenses                                                 1,817                        1,568
   Income tax refund receivable                                     1,145                        2,135
   Deferred tax asset                                               1,383                        1,112
   Assets held for sale                                               361                          737
   Timber, timberlands and
     timber-related assets                                          3,936                        6,243
                                                              ------------                 -------------
      Total current assets                                         51,441                        40,452


NOTES AND ACCOUNTS RECEIVABLE                                         124                          164

TIMBER AND TIMBERLANDS                                                629                          679

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                             3,343                        2,943
   Buildings and improvements                                      11,194                       11,085
   Machinery and equipment                                         70,391                       68,313
                                                              ------------                 ------------
                                                                   84,928                       82,341

     Less accumulated depreciation                                 56,557                       51,391
                                                              ------------                 ------------
                                                                   28,371                       30,950

   Construction in progress                                         4,365                          339
                                                               -----------                  -----------
                                                                   32,736                       31,289

DEFERRED TAX ASSET                                                    280                        3,388

OTHER ASSETS                                                        1,276                        1,424
                                                              ------------                 ------------

                                                              $    86,486                  $    77,396
                                                              ============                 ============













The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)


                                                                                APRIL 30,
                                                              -----------------------------------------
                                                                  1997                         1996
                                                              ------------                 ------------
CURRENT LIABILITIES
   Accounts payable                                           $     9,709                  $     5,791
   Accrued expenses                                                 9,644                        6,198
   Timber contracts payable                                           246                        2,252
   Current maturities of long-term debt                             2,367                        1,159
                                                              ------------                 ------------

      Total current liabilities                                    21,966                       15,400

LONG-TERM DEBT, less current maturities                            46,086                       50,310

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                          20,688                       20,688
     Series B, 6,111 shares outstanding                               333                          333
  Common stock, no par value, 40,000,000 shares authorized,
     11,083,474 issued and outstanding (11,077,074 in 1996)        28,647                       28,641
  Additional paid-in capital                                           15                           15
  Retained deficit                                                (31,249)                     (37,991)
                                                              ------------                 ------------
                                                                   18,434                       11,686
                                                              ------------                 ------------

                                                              $    86,486                  $    77,396
                                                              ============                 ============




















The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                        YEAR ENDED APRIL 30,
                                                      -----------------------------------------------------

                                                          1997                  1996                1995
                                                      -----------           -----------         -----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                   $    8,970            $   (6,044)         $    3,700
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization               6,353                 4,903               7,058
    Deferred income tax                                    2,837                  (222)             (4,262)
    Reorganization credits                                    --                  (409)               (532)
    Accounts receivable                                   (6,640)                1,214              (2,770)
    Inventories                                           (3,869)                4,213               8,692
    Prepaid expenses                                        (249)                2,456                (879)
    Timber, timberlands and
     timber-related assets - current                       2,031                 3,198               2,132
    Payables and accruals                                  5,399                  (587)              1,974
    Income taxes                                             990                (1,632)               (786)
                                                      -----------           -----------         -----------
     Cash provided by operating activities                15,822                 7,090              14,327
                                                      -----------           -----------         -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivables                              40                   (75)                 75
  Net reductions of  timber and timberlands                   50                    26                 140
  Acquisition of property, plant and equipment            (7,450)               (3,904)             (6,467)
  Net book value of disposed idle assets                     376                   145                  --
  Other investing activities                                 142                   102                 220

                                                      -----------           -----------         -----------
     Cash used for investing activities                   (6,842)               (3,706)             (6,032)
                                                      -----------           -----------         -----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                         265                    --                  --
  Principal payments on long-term debt                    (3,321)               (2,379)             (8,952)
  Other assets                                               (69)                 (106)                749
  Dividends paid on preferred stock                       (2,228)               (2,346)             (2,194)
  Issuance of common stock                                     6                    --                  24
                                                      -----------           -----------         -----------
     Cash used for financing activities                   (5,347)               (4,831)            (10,373)
                                                      -----------           -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           3,633                (1,447)             (2,078)

CASH BALANCE AT BEGINNING OF YEAR                          4,576                 6,023               8,101
                                                      -----------           -----------         -----------
CASH BALANCE AT END OF YEAR                           $    8,209            $    4,576          $    6,023
                                                      ===========           ===========         ===========


CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                $4,940                $3,095              $6,989
  Income taxes                                             ($711)                ($598)              ($613)










The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)




                               SERIES A            SERIES B                                      RETAINED     STOCK
                           PREFERRED  STOCK    PREFERRED STOCK       COMMON STOCK      PAID-IN   EARNINGS    HOLDERS'
                           -----------------   -----------------   -----------------
                            SHARES   AMOUNT     SHARES   AMOUNT     SHARES   AMOUNT    CAPITAL   (DEFICIT)    EQUITY
                           -------   -------   -------   -------   -------   -------   -------   ---------   --------
Balance at April 30, 1994      270   $20,654         6      $333    11,061   $28,617       $15   ($31,107)   $18,512

Shares issued pursuant
   to reorganization plan       --        34        --        --        --        --        --         --         34

Stock options exercised         --        --        --        --        16        24        --         --         24

Dividends paid                  --        --        --        --        --        --        --     (2,194)    (2,194)

Net income                      --        --        --        --        --        --        --      3,700      3,700

                           -------   -------   -------   -------   -------   -------   -------   ---------   --------
Balance at April 30, 1995      270    20,688         6       333    11,077    28,641        15    (29,601)    20,076

Dividends paid                  --        --        --        --        --        --        --     (2,346)    (2,346)

Net loss                        --        --        --        --        --        --        --     (6,044)    (6,044)

                           -------   -------   -------   -------   -------   -------   -------   ---------   --------
Balance at April 30, 1996      270    20,688         6       333    11,077    28,641        15    (37,991)    11,686

Stock options exercised         --        --        --        --         6         6        --         --          6

Dividends paid                  --        --        --        --        --        --        --     (2,228)    (2,228)

Net income                      --        --        --        --        --        --        --      8,970      8,970

                           -------   -------   -------   -------   -------   -------   -------   ---------   --------
Balance at April 30, 1997      270   $20,688         6      $333    11,083   $28,647       $15   ($31,249)   $18,434
                           =======   =======   =======   =======   =======   =======   =======   =========   ========











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

         The Company operates in one industry segment, the manufacture and sale of softwood and hardwood lumber products, wood chips and other by-products. Most lumber products are sold to distributors, wholesalers or directly to large retailers. The Company's products are used in many applications, including residential and commercial construction, packaging and industrial uses.

         The Company's sales are predominantly in the United States; export sales are not material. During the year ended April 30, 1997, the Company had no customers that accounted for 10% or more of net sales. During the year ended April 30, 1996, the Company had sales to one major customer of $23,235,000, or 12.1% of net sales. The loss of any one customer would not, in the opinion of management, have a material adverse impact on the financial results of the Company.

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

         WTD has from time to time utilized futures contracts to reduce the Company's exposure to adverse movements in the log and lumber markets. This activity has not been significant in the past and the Company had no material futures position at April 30, 1997.

         Cash and cash equivalents - Financial instruments with a maturity of three months or less are considered to be cash equivalents.

         Accounts receivable - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $195,000 and $112,000 at April 30, 1997 and 1996, respectively.

NOTE 1  -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):
                                                    APRIL 30,
                                         -------------------------------
                                              1997             1996
                                         ---------------  ---------------

         Logs                            $        9,054   $        5,899
         Lumber                                   7,379            6,786
         Supplies                                 1,327            1,206
                                         ---------------  ---------------

                                         $       17,760   $       13,891
                                         ===============  ===============

         At April 30, 1997 and 1996, $179,000 and $502,000, respectively, of log inventory was valued at market, which approximated cost. At April 30, 1997, $2,667,000 of lumber inventory was valued at market, which represented a $297,000 reduction from cost. At April 30,1996, lumber inventory was generally valued at market, which represented a reduction of $873,000 from cost.

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

         Timber and timberlands - Timber and timberlands are stated at the lower of aggregate cost or estimated disposal value, less the amortized cost of timber harvested. The portion of the cost attributable to standing timber is charged against income as timber is cut, at rates determined periodically based on the relationship between unamortized timber value and the estimated volume of recoverable timber. The costs of roads and land improvements are capitalized and amortized over their economic lives. The carrying costs of timber, timberlands and timber-related assets are expensed as incurred. The Company classifies timber and timber-related assets as current or long-term based upon expected harvest and disposal plans.


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

NOTE 1  -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

         Accrued expenses - The following is a summary of the components of accrued expenses (in thousands):


                                                     APRIL 30,
						                                   --------------------------------
                                              1997             1996
                                         ---------------  ---------------

         Payroll and related items       $        5,226   $        4,129
         Freight payable                          1,622              834
         Other                                    2,796            1,235
                                         ---------------  ---------------

                                         $        9,644   $        6,198
                                         ===============  ===============

         Reserves for self-insurance - workers' compensation - Under its self-insurance plan, the Company accrues the estimated cost of workers' compensation claims based on prior years' open claims. An accrual of $2.3 million and $2.1 million is included in the accompanying fiscal year 1997 and 1996 financial statements, respectively. Payments based on actual fiscal year 1997 claims ultimately filed could differ materially from these estimates.

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

         The calculations of net income (loss) per share for the years ended April 30, 1997, 1996 and 1995 are summarized below (in thousands, except per-share data):

                                                                     Year Ended April 30,
                                                         -------------------------------------------
                                                              1997           1996           1995
                                                         -------------  -------------  -------------
  Net income (loss)                                      $      8,970   $     (6,044)  $      3,700
  Preferred dividends                                           2,228          2,364          2,126
                                                         -------------  -------------  -------------
  Net income (loss) applicable to
     common stockholders                                 $      6,742   $     (8,408)  $      1,574
                                                         =============  =============  =============

  Weighted average shares outstanding                          11,078         11,077         11,075

  Additional shares assumed from:
           - Conversion of Series B preferred stock               213             --            213
           - Exercise of stock options                             94             --            204
                                                         -------------  -------------  -------------
  Average number of shares and equivalents outstanding
           - Primary basis                                     11,385         11,077         11,492


  Additional shares assumed from exercise of stock
     options                                                       79             --             18
                                                         -------------  -------------  -------------
  Average number of shares and equivalents outstanding
           - Assuming full dilution                            11,464         11,077         11,510
                                                         =============  =============  =============
  Net income (loss) per common share
           - Primary
               Before extraordinary items                $       0.59   $      (0.76)   $      0.14
               Extraordinary items                                 --             --             --
                                                         -------------  -------------  -------------
                                                         $       0.59   $      (0.76)   $      0.14
									                                                =============  =============  =============
  Net income (loss) per common share
           - Assuming full dilution
               Before extraordinary items                $       0.59   $      (0.76)   $      0.14
               Extraordinary items                                 --             --             --
                                                         -------------  -------------  -------------
                                                         $       0.59   $      (0.76)   $      0.14
                                                         =============  =============  =============

         Statement of Financial Accounting Standard Number 128, "Earnings per Share" (SFAS 128) was released in February 1997 and adoption is required for all interim periods and years ending after December 15, 1997. Early adoption of this standard is not permitted. The Company believes that, had they been required to use the methodology of SFAS 128 in calculating earnings per share, there would be no material changes in the net income (loss) per share reflected in the financial statements.

NOTE 3  -         TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

         The following summarizes the components of timber, timberlands and timber-related assets (in thousands):

                                                        APRIL 30,
                                             -------------------------------
                                                  1997              1996
                                             -------------     -------------

  Timber held under contract                 $       1,164     $      4,029
  Timber, timberlands and timber deposits            2,531            1,892
  Logging roads (at amortized cost)                    241              322
                                             -------------     -------------

                                             $       3,936     $      6,243
                                             ==============    =============

  Timber and timberlands, long-term          $         629     $        679
                                             ==============     ============

         Timber held under contract is comprised of various public and private timber contracts representing approximately 10.9 million board feet (MMBF) at April 30, 1997 and 19.5 MMBF at April 30, 1996. Outstanding obligations relating to these contracts at April 30, 1997 and 1996, were $246,000 and $2,252,000, respectively.

NOTE 4  -         LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                               APRIL 30,
                                                                     ------------------------------
                                                                          1997            1996
                                                                     --------------  --------------
  Senior secured debt,  bearing interest at 10%;  principal
  payable in quarterly installments of $225 through
  December 15, 1997, then quarterly installments of $400
  through December 15, 1998, then quarterly installments of
  $1,000 beginning March 15, 1999, and a final payment in
  December 2004; secured by substantially all assets of the
  Company.                                                           $      46,630    $     49,544

  Secured notes, interest at 9% and 10%; payable on various dates;
  secured by various assets.                                                   388             130

  Priority notes, balance payable in fiscal 1998, plus interest at
  8.3%; senior to all other unsecured obligations.                              17              48

  Unsecured senior subordinated notes, net of discount of
  $329 ($407 at April 30, 1996); 8% coupon, effective
  interest rate of 13.3%; semi-annual interest payments due
  each June 30 and December 31; principal due in full June
  30, 2005.                                                                    943           1,070

  Other unsecured debt, net of discount of $66 ($134 at April 30,
  1996); payable in equal annual installments of $270;
  non-interest bearing; effective interest rate of 12.3%.                      475             677
                                                                     --------------  --------------

                                                                             48,453         51,469

  Less current maturities                                                    (2,367)        (1,159)
                                                                     --------------  --------------

                                                                     $       46,086  $      50,310
                                                                     ==============  ==============

         The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, and collateral coverage (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, stockholders and affiliates. This debt agreement was most recently amended as of May 1, 1996, with respect to certain affirmative financial performance covenants.

         At April 30, 1997 the Company's tangible net worth was $18.1 million, compared to $9 million required by the covenant. At that same date, the Company's working capital was $29.5 million, compared to $22.5 million required by the covenant. Also, at April 30, 1997, the Company's adjusted cumulative operating income was $36.8 million, compared to $25 million required. The collateral coverage ratio at April 30, 1997 was 85.1%, compared to a 60% minimum required level. The required level of working capital increases to $25 million on July 1, 1997. The required level of tangible net worth increases to $10 million at July 1, 1997, $12 million at May 1, 1998 and to $14.5 million at

NOTE 4  -         LONG-TERM DEBT - (Continued)

May 1, 1999. The required level of adjusted cumulative operating income increases to $27.5 million at July 1, 1997, $40 million at May 1, 1998, $52.5 million at May 1, 1999 and to $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 65% at May 1, 1998. During the year ended April 30, 1997, the Company's adjusted cumulative operating income increased by $15.7 million while reporting income before taxes of $12.1 million. The Company continues to be in compliance with all covenants contained in this Agreement.

         In accordance with the Company's primary debt agreement, additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1997. In connection with the May 1, 1996 amendment, the Company agreed to an additional prepayment computed at 30% of quarterly net income. Payments made during the year ended April 30, 1997 pursuant to this provision totaled $1.7 million, and an additional $1.0 million will be paid on or before July 29, 1997 based on net income for the quarter ended April 30, 1997.

         Future minimum repayments, exclusive of any mandatory prepayments if certain earnings thresholds are reached, under the terms of all of the Company's debt are as follows (in thousands):

         Fiscal year ending April 30, 1998                     $       2,367
         Fiscal year ending April 30, 1999                             2,454
         Fiscal year ending April 30, 2000                             4,017
         Fiscal year ending April 30, 2001                             4,018
         Fiscal year ending April 30, 2002                             4,229
         Thereafter                                                   31,368
                                                               --------------
                                                               $      48,453
                                                               ==============

NOTE 5  -         PROVISION FOR INCOME TAXES

         The income tax provision or benefit is based on the estimated effective annual tax rate for each fiscal year. The provision or benefit includes anticipated current income taxes payable or refundable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

         The Company accounts for income taxes under Statement of Financial Accounting Standard Number 109, "Accounting for Income Taxes" (SFAS 109). This statement mandates the asset and liability approach to determining the income tax provision or benefit. Deferred income tax benefits and liabilities are recognized for the tax consequences of temporary differences in the carrying value of assets and liabilities for financial reporting and income tax purposes.

NOTE 5  -         PROVISION FOR INCOME TAXES - (Continued)

         The federal and state income tax provision consists of the following (in thousands):

                                                                Year Ended April 30,
                                            -----------------------------------------------------------
                                                   1997                1996                 1995
                                            -----------------    -----------------    -----------------
  Income (loss) before income taxes         $         12,090     $         (8,498)    $         (1,946)
                                            =================    =================    =================

  Provision for income taxes (benefit):
      Federal                               $          2,636     $         (2,114)    $         (5,052)
      State                                              484                 (340)                (594)
                                            -----------------    -----------------    ----------------

                                            $          3,120     $         (2,454)    $         (5,646)
                                            =================    =================    =================

      Current                               $            283     $         (2,232)    $         (1,384)
      Deferred                                         2,837                 (222)              (4,262)
                                            -----------------    -----------------    -----------------

                                            $          3,120     $         (2,454)    $         (5,646)
                                            =================    =================    =================

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal rate to income (loss) before taxes is attributable to the following (in thousands):

                                                                Year Ended April 30,
                                            -------------------------------------------------------------

                                                   1997                 1996                 1995
                                            ------------------   ------------------   -------------------
                                              Amount       %       Amount       %        Amount       %
                                            ----------   -----   ----------   -----   -----------   -----
  Federal income tax provision (benefit)    $   4,111     34%    $  (2,889)   (34%)   $     (662)   (34%)


  State income tax provision (benefit)            484      4          (340)     (4)          (78)    (4)

  Change in valuation allowance for net
     operating loss benefit                      (414)    (3)          (32)     --        (8,082)  (415)

  Reduction in net operating loss
     amounts as a result of tax elections          --     --            --      --         3,176    163

  Carryback of net operating loss to years
     with rates different than statutory rates     --     --           807       9            --     --

  Increase in usable net operating losses      (1,061)    (9)           --      --            --     --
                                            ----------   -----   ----------   -----   -----------   -----

  Actual income tax provision (benefit)     $   3,120     26%    $  (2,454)    (29%)  $   (5,646)   (290%)
                                            ==========   =====   ==========   =====   ===========   =====

         In the quarter ended January 31, 1995, the Company recorded current and deferred income tax benefits of $5.4 million associated with elections made by the Company under Internal Revenue Service (IRS) Regulations regarding the calculation

NOTE 5  -         PROVISION FOR INCOME TAXES - (Continued)

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

         Accordingly, the Company filed its fiscal years 1994 and 1995 tax returns and amended its fiscal year 1993 tax returns to reflect utilization of its remaining federal and state NOL without annual limitation. This resulted in refunds of prior year and current year taxes and deposits aggregating approximately $1.9 million. In the quarter ended April 30, 1996, the Company, utilizing available ten-year carryback provisions of the Internal Revenue Code, carried back its fiscal year 1995 loss to prior years and also amended and carried back its fiscal year 1993 tax return loss to fiscal year 1987. These carrybacks resulted in the Company recording an income tax refund receivable of $2.1 million as of April 30, 1996, and reducing the available NOL at April 30, 1996 by $7.9 million. As of April 30, 1997, the Company had received $1.1 million of this tax refund receivable. The Company can expect audits of its tax returns by various taxing authorities for the years ended after April 30, 1991. The results of any such examinations could affect the refunds ultimately received and the amount of NOL carryforwards available to offset future tax liabilities. Management does not believe these examinations would have a material adverse impact on the Company's financial position or results of operations. The net operating loss carryforwards available to continuing operations increased by approximately $3 million in fiscal year 1997. This increase was generated from the application of losses from subsidiaries closed in prior years, whose losses were previously considered not available to offset income from continuing operations. The Company's remaining NOL at April 30, 1997 is approximately $10 million for federal income tax and $14 million for state income tax purposes. These carryforwards expire in 2006 and 2011.

         SFAS 109 requires that all current deferred tax assets and liabilities be grouped and reported as one amount and that all non-current deferred tax assets and liabilities be grouped and reported as one amount. Classification as current or non-current is based upon the classification of the related asset or liability for financial reporting. For deferred tax amounts that do not relate to an asset or liability for financial reporting, classification is to be based upon the expected utilization.

NOTE 5  -         PROVISION FOR INCOME TAXES - (Continued)


         At April 30, 1997 and 1996, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                        Year Ended April 30,
                                                     -------------------------
                                                        1997          1996
  Current deferred tax assets:                       -----------   -----------
     Vacation accrruals                              $      265    $      238
     Insurance accruals                                     901           724
     Professional fee amortization and accruals             114            89
     Bad debts and discounts and other                      103            61
                                                     -----------   -----------
           Net current deferred tax assets           $    1,383    $    1,112
                                                     ===========   ===========
  Non-current deferred tax assets:
     Tax benefit of net operating loss carryforward
           and ITC carryforward                      $    5,032    $    8,702
     Valuation allowance                                 (2,500)       (2,914)
                                                     -----------   -----------
                                                          2,532         5,788
                                                     -----------   -----------
  Non-current deferred tax liabilities:
     Depreciation and capitalization differences
           between financial and tax accounting          (3,020)       (3,235)
     Professional fee amortization and accruals             812           906
     Other                                                  (44)          (71)
                                                     -----------   -----------
                                                         (2,252)       (2,400)
                                                     -----------   -----------

           Net long-term deferred tax assets         $      280    $    3,388
                                                     ===========   ===========

 Total net deferred tax asset                        $    1,663    $    4,500
                                                     ===========   ===========


         Management has assessed the likelihood of utilizing the recorded deferred tax asset related to its NOL carryforwards. This analysis included its operating history, the cyclical nature of the industry in which the Company operates, current economic conditions and the potential outcome of any IRS audits. Based upon the above factors, management believes that a valuation allowance of approximately $2.5 million is appropriate. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

NOTE 6  -         STOCKHOLDERS' EQUITY

         Stockholders' equity at April 30, 1997 consists of the following:

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,083,474 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,296,167 shares if the remaining outstanding Series B preferred stock is converted to Common Stock.


NOTE 7  -         REORGANIZATION CHARGES (CREDITS)

         In fiscal 1993, the Company reorganized under Chapter 11 of the Federal Bankruptcy Code. In conjunction with the restructuring, management reduced the value of assets associated with certain facilities to their estimated net realizable value and established certain reserves for expenses related to the cost of holding and disposing of such facilities. In fiscal years 1995 and 1996, the reorganization credits related to the Company's sale of idle assets and settlement of obligations at amounts which varied from their original estimates. In fiscal year 1997, no reorganization credits or charges were recognized.

NOTE 8  -         STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         Effective December 30, 1992, the Company's 1986 Stock Option Plan ("Option Plan") was amended and restated, and new options were granted. This Option Plan terminated on July 11, 1996. At the Company's Annual Meeting of Shareholders held on October 21, 1996, the stockholders approved a 1996 Stock Option Plan ("1996 Option Plan"). Non-qualified stock options may be granted to directors, independent contractors, consultants and employees to acquire up to 525,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The 1996 Option Plan provides for incremental vesting based upon the optionee's period of service with the Company, and is administered by the Board of Directors. Stock options outstanding at April 30, 1997, 1996 and 1995 related only to employees and directors.

                                                   Stock Options
                                           -----------------------------
                                                                Weighted
                                               Number            Average
                                                 of             Exercise
                                               Shares             Price
                                           -------------        --------
  Shares under option at April 30, 1995         856,400            $1.88


           Options granted                       65,000             2.19

           Options cancelled                   (179,800)            2.02
                                           -------------

  Shares under option at April 30, 1996         741,600             1.92

           Options granted                      453,000             1.51

           Options exercised                     (6,400)            0.96

           Options cancelled                    (23,600)            3.00
                                           -------------

  Shares under option at April 30, 1997       1,164,600            $1.74
                                           =============

  Shares exercisable at April 30, 1997          816,700            $1.83
                                           =============

NOTE 8  -         STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS (Continued)

         Exercise prices for options outstanding as of April 30, 1997 ranged from $.95625 to $3.00. The weighted average remaining contractual life of those options is 7.4 years.

                  Employee Options Outstanding                           Options Exercisable
----------------------------------------------------------------   -------------------------------
                                   Weighted-Avg
                      Number        Remaining                          Number
   Range of       Outstanding at   Contractual    Weighted-Avg     Exercisable at    Weighted-Avg
Exercise Prices      4/30/97           Life       Exercise Price       4/30/97      Exercise Price
---------------   --------------   ------------   --------------   --------------   --------------
   $0.95625            58,600           5.7          $0.95625             58,600       $0.95625
    1.50000           447,350           5.9           1.50000            429,850        1.50000
    1.51500           453,000           6.4           1.51500            126,600        1.51500
    3.00000           205,650           9.5           3.00000            201,650        3.00000
                  --------------                                   --------------

$.95625 - $3.00     1,164,600           7.4           1.74335            816,700       $1.83367
                  ==============                                   ==============

         Options for 72,000 shares remain available for grant. These options will have an exercise price of an amount per share determined by the Company's Board of Directors, but not less than 85 percent of the fair market value of the Company's Common Stock on the date of grant.

         The Company granted stock options for shares of common stock to certain officers, directors and employees of the Company. The options generally vest over a four year period from the date of grant. The table below recaps data relative to stock options issued after January 1, 1995:

   Grant                          Vested    Contract   Exercise    Market Price
   Date      Shares   Forfeited   4/30/97    Years      Price     at Grant Date
----------  -------   ---------   -------   --------   --------   -------------
 10/02/95    30,000      10,000    20,000      10        $3.000       $1.125
 12/14/95    35,000          --    17,500      10        $1.500       $0.625
 10/21/96   453,000          --   126,600      10        $1.515       $1.781

         The Company accounts for the stock options under APB Opinion No. 25. Under this method, the Company does not recognize compensation expense associated with the grant of stock options. Statement of Financial Accounting Standards, "Accounting for Stock Based Compensation," (SFAS 123) requires the use of option valuation models to provide supplemental information regarding the options granted. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

NOTE 8  -         STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS (Continued)

         The fair value of the options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       Computed
                                                        Option        Computed
  Grant       Risk Free    Volatility     Expected    Fair Value        Total
   Date     Interest Rate   of Stock    Option Life  at Grant Date   Fair Value
----------  -------------  ----------   -----------  -------------   ----------
 10/02/95       6.48%         50.6%       6 years        $0.35       $    7,000
 12/14/95       6.13%         51.6%       6 years        $0.21       $    7,350
 10/21/96       6.50%         66.9%       6 years        $1.23       $  557,190

         Using the Black-Scholes methodology, the total value of options granted after January 1, 1995 was $571,540, which would be amortized, net of estimated future forfeitures, on a pro forma basis over the vesting period of the options.

         The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                             Year Ended April 30,
                                                -------------------------------------------
                                                        1997                   1996
                                                --------------------   --------------------
                                                Reported   Pro Forma   Reported   Pro Forma
                                                --------   ---------   --------   ---------
  Net income (loss) attributable to
     common shareholders                          $6,742      $6,700   ($8,408)     ($8,416)
  Net income (loss) per common share
       -Primary                                    $0.59       $0.59    ($0.76)      ($0.76)
       -Fully Diluted                              $0.59       $0.58    ($0.76)      ($0.76)

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future performance. SFAS 123 does not apply to grants prior to January 1, 1995.

         The Company maintains a weekly discretionary bonus program for its mill workers based on the performance of each production shift at individual mills. The bonus program for mill workers is designed to reward productivity, safety and regular attendance. This bonus program is open-ended but designed to attract good production workers by giving them the reasonable opportunity to reach high-end pay levels for similar work in the industry when average bonuses are added to base wages. It is also designed so that manufacturing labor costs, per unit of lumber produced, go down as the average bonus level goes up.

         The Company also has a monthly profit sharing discretionary bonus plan for all levels of salaried employees, based upon pre-tax profits at each operating unit. This bonus program, which automatically moves the Company's total general and administrative expense up or down in cyclical earnings periods, is vital to the Company's ability to attract desirable salaried employees at lower than industry average rates and to retain such employees through cyclical down earnings periods.

NOTE 8  -         STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS (Continued)

         The following summarizes the amounts paid pursuant to the Company's bonus programs (in thousands):

                                              Year Ended April 30,
                                      ------------------------------------
                                         1997         1996         1995
                                      ----------   ----------   ----------
            Hourly employee bonus     $    4,700   $    3,800   $    5,700
            Salaried employee bonus        3,600          700        1,100
                                      ----------   ----------   ----------
                                      $    8,300   $    4,500   $    6,800
                                      ==========   ==========   ==========


         The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute 2 to 20 percent of their compensation. The Company matches contributions of employees participating in the Production/Safety/Attendance Bonus program on a monthly basis in an amount as determined from time to time by the Board of Directors. Salaried employees are not generally entitled to matching contributions. During the years ended April 30, 1997, 1996 and 1995, the Company incurred expenses for matching contributions and plan administration of $235,000; $214,000; and $377,000; respectively. Company contributions to this plan are funded on a current basis.


NOTE 9  -         COMMITMENTS AND CONTINGENCIES

         (a) Timber commitments - At April 30, 1997, the Company had contracts to purchase approximately 19.9 MMBF of timber from the U.S. Forest Service and others for an estimated stumpage cost of $5,151,000. Deposits were made on these contracts and additional payments are required as timber is removed. Because of the volatility of product prices, the long-term nature of these contracts and the options of selling logs, or processing them into lumber, it is not possible to estimate potential losses, if any, that might be incurred under these contracts at April 30, 1997. The expiration dates of the contracts are as follows:

                                     Footage                    Stumpage
        Year Ending April 30,          MMBF                       Cost
        ---------------------        -------              -------------------

                 1998                    4.5              $         2,037,000
                 1999                    9.9                        1,430,000
                 2000                    5.5                        1,684,000
                                        ----              -------------------

                                        19.9              $         5,151,000
                                        ====              ===================

         (b) Leases - At April 30, 1997, the Company had future minimum rental commitments for new or assumed operating leases as follows: 1998 - $1,115,000; 1999 - $954,000; 2000 - $756,000; 2001 - $609,000; 2002 - $193,000; thereafter -
$53,000.

NOTE 9  -         COMMITMENTS AND CONTINGENCIES - (Continued)

         Total rental expense for all leases was $1,136,000, $1,124,000 and $1,196,000 for the years ended April 30, 1997, 1996 and 1995, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

         (c) Litigation - The Company is involved in certain litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation will not have a material impact upon the Company's consolidated financial condition or results of operations.

         (d) Environmental compliance - The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. Various governmental agencies have enacted, or are considering, regulations regarding log yard management and disposal of log yard waste that may require material expenditures in the future. Management believes that the Company will be able to comply with any final regulations in this area without a material adverse impact on its consolidated financial condition or results of operations.

NOTE 10  -        UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following quarterly information for the years ended April 30, 1997 and 1996 is unaudited, but includes all adjustments (which consist of normal recurring adjustments) which management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):

                                                       YEAR ENDED APRIL 30, 1997
                                     ----------------------------------------------------------
                                                        QUARTER
                                     --------------------------------------------
                                        FIRST      SECOND      THIRD       FOURTH       TOTAL
                                     ----------  ----------  ----------  ----------  ----------
  Net sales                           $ 66,973   $  79,206   $  64,469   $  73,438   $ 284,086

  Gross profit                        $  7,662   $   9,454   $   4,487   $   7,415   $  29,018

  Net income                          $  2,094   $   3,001   $     449   $   3,426   $   8,970

  Net income (loss) per common share  $   0.14   $    0.21   $   (0.01)  $    0.25   $    0.59


                                                       YEAR ENDED APRIL 30, 1996
                                     ----------------------------------------------------------
                                                        QUARTER
                                     ----------------------------------------------
                                        FIRST      SECOND      THIRD       FOURTH       TOTAL
                                     ----------  ----------  ----------  ----------  ----------

  Net sales                          $  38,798   $  64,161   $  37,852   $  51,153   $ 191,964

  Gross profit (loss)                $     597   $   3,104   $    (810)  $   2,559   $   5,450

  Net income (loss)                  $  (1,920)  $    (535)  $  (2,337)  $  (1,252)  $  (6,044)

  Net income (loss) per common share $   (0.23)  $   (0.10)  $   (0.26)  $   (0.17)  $   (0.76)

NOTE 11  -        VALUATION AND QUALIFYING RESERVES

         The following table summarizes the activity associated with the Company's reserves for doubtful accounts and allowances for discounts for the years ended April 30, 1997, 1996 and 1995 (in thousands):

  Allowance for doubtful accounts -
           deducted from accounts receivable in the
           balance sheet
                                                                Year Ended April 30,
                                                      ----------------------------------------
                                                          1997          1996          1995
                                                      ------------  ------------  ------------

  Balance at beginning of year                        $        24   $       115   $       584

  Charged (credited) to costs and expenses                     29           (82)          (10)

  Deductions (1)                                               (4)           (9)         (459)
                                                      -----------   -----------   ------------

  Balance at end of year                              $        49   $        24   $       115
                                                      ===========   ===========   ===========


  Allowance for discounts -
           deducted from accounts receivable in the
           balance sheet
                                                                Year Ended April 30,
                                                      ----------------------------------------
                                                          1997          1996          1995
                                                      ------------  ------------  ------------

  Balance at beginning of year                        $        88   $        84   $        74

  Charged to costs and expenses                             2,696         1,688         2,482

  Deductions (2)                                           (2,638)       (1,684)       (2,472)
                                                      -----------   ------------  ------------

  Balance at end of year                              $       146   $        88   $        84
                                                      ===========   ===========   ===========

(1) Uncollected receivables written off, net of recoveries.
(2) Discounts taken by customers.

                                                                  Exhibit 10.1.5

                               NON QUALIFIED STOCK
                                OPTION AGREEMENT


         THIS AGREEMENT, ("Agreement"), made as of October 21, 1996, by and between WTD INDUSTRIES, INC., hereinafter referred to as the "Company" and
                               , hereinafter referred to as the "Employee,"

                             W I T N E S S E T H :

         WHEREAS, the Company has adopted the 1996 Stock Option Plan ("Plan") for the purpose of encouraging the acquisition of its common stock, no par value ("Stock"), by key employees and thereby motivate special achievement on their part, and the Company desires to grant the Employee an Option (as defined below) pursuant to the Plan, and

         WHEREAS, the Employee desires to obtain the Option,

         NOW, THEREFORE, in consideration of services rendered and to be rendered by the Employee and of the mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

         1.  Grant of Option.

         The Company hereby, on the date of this Agreement, grants the Employee
the option ("Option") to purchase              shares of Stock on the terms and
conditions hereinafter set forth and subject to the provisions of the Plan. The
Option price per share shall be $        .

         2.  Exercise of Option.

         (a) Except as otherwise provided in paragraph 3, the Option shall become exercisable according to the following schedule; provided, however, that notwithstanding anything in this Agreement to the contrary, neither the Option nor any portion thereof is exercisable after the expiration of ten years from the date the Option is granted:

       Period of Holder's
Continuous Employment or Service
     With the Company or Its
       Subsidiaries From                               Percent of Total Option
     the Option Grant Date                               That Is Exercisable
---------------------------------                      -------------------------






         (b) The Employee shall, in the event he elects to exercise the Option, give the Company written notice of exercise. The notice shall specify the number of shares to be purchased and be paid for as follows:

         (1) by the tender of cash or check of the Option exercise price and amounts required under federal and state withholding tax laws or regulations; or

         (2) if and so long as the Common Stock is registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"), by delivery of a properly executed exercise notice, together with irrevocable instructions, to a brokerage firm designated by the Company to deliver promptly to the Company the aggregate amount of sale proceeds to pay the Option exercise price and amounts required under federal and state withholding tax laws or regulations, and to the Company to deliver the certificates for such purchased shares directly to such brokerage firm, all in accordance with the regulations of the Federal Reserve Board.

         (c) The Option may be exercised by the Employee in whole or in part or parts; provided, however, that no less than 100 shares shall be purchased under any exercise unless the number purchased is the total number then purchasable under the Option. All partial exercises shall be noted on the Company's and on the Employee's copy of this Agreement. The Option shall not be exercisable with respect to a fractional share.

         3.  Limitations on Exercise.

The Option shall be subject to the following limitations on exercise:

         (a) Upon the termination of employment for any reason other than death or total disability the Option may be exercised, but only to the extent exercisable as of the date of termination of employment, and only to the extent it has not previously been exercised, but not after the first to occur of the expiration of the Option period or the expiration of one month from the date of termination of employment.

         (b) Upon the termination of employment by reason of total disability, the Option may be exercised, but only to the extent exercisable as of the date of termination, and only to the extent it has not previously been exercised, but not after the first to occur of the expiration of the Option period or the expiration of a twelve month period from the date of termination of employment. For the purposes of this Agreement, the occurrence or nonoccurrence of total disability shall be determined by the Plan Administrator consistent with the terms of the Plan.

         (c) Upon the termination of employment by reason of death, or upon death within the one month period from termination of employment, the Option may be exercised, but only to the extent exercisable as of the date of termination, and only to the extent it has not previously been exercised, by the estate of the decedent or by a person who acquired the right to exercise the Option by will or by applicable laws of descent and distribution, but not after the first to occur of the expiration of the Option period or the expiration of a twelve month period from the date of the decedent's death.

         (d) In case of termination of the Employee's employment or services for Cause, as defined in the Plan, the Option shall automatically terminate upon first notification to the Employee of such termination, unless the Plan Administrator determines otherwise. If an Employee's employment or services with the Company are suspended pending an investigation of whether the Employee shall be terminated for Cause, the Employee's rights under any Option likewise shall be suspended during the period of investigation.

         (e) If the Company at any time determines that registration or qualification of the Stock covered by the Option under state or federal law or the consent or approval of any governmental regulatory body is necessary or desirable, the Option may not be exercised in whole or in part until such registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company.

         4.  Holding Periods.

         Shares of Stock obtained upon the exercise of the Option may not be sold by a person in violation of any applicable provisions of Section 16 of the Exchange Act or any other law or applicable regulation.

         5.  Non transferability of Options.

         Options granted under this Plan and the rights and privileges conferred hereby may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by the applicable laws of descent and distribution or, with respect to non qualified stock options, pursuant to the terms of a qualified domestic relations order as defined in the Internal Revenue Code ("Code"), and shall not be subject to execution, attachment or similar process. Any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of any Option or of any right or privilege conferred hereby, contrary to the Code or to the provisions of the Plan, or the sale or levy or any attachment or similar process upon the rights and privileges conferred hereby shall be null and void.

         6.  Adjustments Upon Changes in Capitalization.

         The number of shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), shall be proportionately adjusted for any increase or decrease in the number of issued shares of Stock of the Company resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend.

         7.  Effect of Liquidation or Reorganization.

         (a) Cash, Stock or Other Property for Stock.

         Except as provided in Subsection (b) below, upon a merger (other than a merger of the Company in which the holders of shares of Common Stock immediately prior to the merger have the same proportionate ownership of shares of Common Stock in the surviving corporation immediately after the merger), consolidation, acquisition of property or stock, separation, reorganization (other than a mere reincorporation or the creation of a holding company) or liquidation of the Company, as a result of which the shareholders of the Company receive cash, stock or other property in exchange for or in connection with their shares of Common Stock, any Option granted hereunder shall terminate, but the Participant shall have the right immediately prior to any such merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation to exercise such Participant's Option in whole or in part whether or not the vesting requirements set forth in the option agreement have been satisfied.

         (b) Conversion of Options on Stock for Stock Exchange.

         If the shareholders of the Company receive capital stock of another corporation ("Exchange Stock") in exchange for their shares of Common Stock in any transaction involving a merger, consolidation, acquisition of property or stock, separation or reorganization, all Options granted hereunder shall be converted into options to purchase shares of Exchange Stock, unless the Company and the corporation issuing the Exchange Stock, in their sole discretion, determine that any or all such Options granted hereunder shall not be converted into options to purchase shares of Exchange Stock but instead shall terminate in accordance with the provisions of Subsection (a) above. The amount and price of converted options shall be determined by adjusting the amount and price of the options granted hereunder in the same proportion as used for determining the number of shares of Exchange Stock the holders of the shares of Common Stock receive in such merger, consolidation, acquisition of property or stock, separation or reorganization. In any such transaction, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of Common Stock in the surviving corporation immediately after the merger or a mere reincorporation or the creation of a holding company, the converted options shall be fully vested whether or not the vesting requirements set forth in the option agreement have been satisfied; provided that such acceleration will not occur if, in the opinion of the Company's outside accountants, such acceleration would render unavailable "pooling of interests" accounting treatment for any reorganization, merger or consolidation of the Company for which pooling of interests accounting treatment is sought by the Company.

         8. Employment.

         Nothing contained in this Agreement shall confer upon the Employee any right with respect to the continuation of employment with the Company or any subsidiary thereof or interfere in any way with the right of the Company or such subsidiary to terminate the Employee's employment at any time.

         9. Relation to the Plan.

         This agreement is subject to the Plan, and in the event of any inconsistency between this Agreement and the Plan, the Plan shall control.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed, said execution being duly authorized, and the Employee has set his hand hereby, on the date first hereinabove written.

WTD INDUSTRIES, INC.                        EMPLOYEE


By:_____________________                    _________________________

                                                                   Exhibit 10.67
                                 AMENDMENT NO. 6
                                       TO
                              WTD INDUSTRIES, INC.
                        RETIREMENT SAVINGS PLAN AND TRUST

         This Amendment No. 6 is made to the WTD Industries, Inc. Retirement Savings Plan and Trust, as amended (the "Plan"), which was originally effective May 1, 1989 and previously amended January 31, 1990, May 30, 1991, June 26, 1992, April 30, 1993 and December 28, 1994. All terms defined in the Plan shall have the same meaning when used herein. All provisions of the Plan not amended by this Amendment No. 6 shall remain in full force and effect.

         1. Effective October 10, 1995, all references in the Plan to the Trustee, Pacific Northwest Trust Co., are changed to refer to Copper Mountain Trust Corporation.

         2. Effective July 1, 1997, Sections 3.01.2 and 3.01.3 are amended to read as follows:

                  3.01.2 A qualified employee who is not covered under 3.01.1 or who is covered but who declines to start Elective Contributions on the initial Entry Date shall be eligible to participate on any Entry Date coinciding with or after the earlier of the qualified employee's completion of (a) 6 consecutive Months of Service or (b) a Year of Service; provided that qualified employees who were employed by an Employer on January 1, 1993 and who do not complete a Year of Service in their Employment Year shall be eligible to participate on the first Entry Date after completing 1,000 Hours of Service, whether or not completed within a 12-consecutive month period.

                  3.01.3 "Qualified employee" means any  employee   of  Employer
except the following:

                  (a)      An employee under age 18.

                  (b) An employee subject to collective bargaining unless arrangements for coverage are made.

         3. Effective July 1, 1997, Section 3.02 is amended by adding new subparagraph 3.02.3A to read as follows:

                           3.02.3A "Month of Service" means a calendar month in which an employee completes at least one Hour of Service.

         4. Effective as of the date hereof, Section 11.07.2 is amended to read as follows:

                           11.07.2 Benefits may be paid in accordance with a qualified domestic relations order under section 414(p) of the Internal Revenue Code pursuant to procedures established by the Committee, even if such distribution would occur prior to the participant's attainment of his or her "earliest retirement age" (as defined in Section 414(p) of the Internal Revenue Code. This plan specifically permits distribution to be made from the plan to an alternate payee under a qualified domestic relations prior to the participant's attainment of his or her earliest retirement age (as defined under section 414(p) of the Internal Revenue Code), provided that (1) such distribution is not inconsistent with the qualified domestic relations order, and (2) if the present value of the alternate payee's benefits under the plan exceeds $3,500, and the order so requires, the alternate payee consents to any distribution to the extent required by law.



Date Signed: June 18, 1997

COMPANY:                                    WTD INDUSTRIES, INC.

                                            By s/Bruce L. Engel
                                               ------------------------
                                            Its Chief Executive Officer

TRUSTEE:                                    COPPER MOUNTAIN TRUST
                                            CORPORATION

                                            By s/Sallie Olson
                                               ------------------------

                                                                    Exhibit 12.1

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                  COMPUTATION OF REGISTRANT'S NET INCOME (LOSS)
                             TO AVERAGE TOTAL ASSETS
                          (In Thousands, Except Ratios)



                                                             YEAR ENDED APRIL 30,
                                     -------------------------------------------------------------------

                                         1997          1996          1995          1994          1993
                                     -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                    $    8,970    $   (6,044)   $    3,700    $    6,300    $   23,758
                                     ===========   ===========   ===========   ===========   ===========

AVERAGE TOTAL ASSETS
 Beginning of period                 $   77,396    $   88,944    $   97,100    $  100,039    $  113,561
 End of period                           86,486        77,396        88,944        97,100       100,039

   Average                           $   81,941    $   83,170    $   93,022    $   98,570    $  106,800
                                     ===========   ===========   ===========   ===========   ===========


RATIO OF NET INCOME (LOSS) TO
 AVERAGE TOTAL ASSETS                      10.9 %        (7.3) %        4.0 %         6.4 %        22.2 %

                                                                    Exhibit 12.2

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                  COMPUTATION OF REGISTRANT'S NET INCOME (LOSS)
                    TO AVERAGE STOCKHOLDERS' EQUITY (DEFICIT)
                          (In Thousands, Except Ratios)



                                                             YEAR ENDED APRIL 30,
                                     -------------------------------------------------------------------

                                         1997          1996          1995          1994          1993
                                     -----------   -----------   -----------   -----------   -----------
NET INCOME (LOSS)                    $    8,970    $   (6,044)   $    3,700    $    6,300    $   23,758
                                     ===========   ===========   ===========   ===========   ===========


AVERAGE STOCKHOLDERS' EQUITY
  (DEFICIT)
 Beginning of period                 $   11,686    $   20,076    $   18,512    $   13,684    $  (43,553)
 End of period                           18,434        11,686        20,076        18,512        13,684

   Average                           $   15,060    $   15,881    $   19,294    $   16,098    $  (14,935)
                                    ===========   ===========    ===========   ===========   ===========

RATIO OF NET INCOME (LOSS) TO
 AVERAGE STOCKHOLDERS'
 EQUITY (DEFICIT)                          59.6 %      (38.1) %        19.2 %        39.1 %           NM


 NM - Not meaningful

                                                                    Exhibit 12.3

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF REGISTRANT'S AVERAGE STOCKHOLDERS'
                    EQUITY (DEFICIT) TO AVERAGE TOTAL ASSETS
                          (In Thousands, Except Ratios)




                                                              YEAR ENDED APRIL 30,
                                     -------------------------------------------------------------------

                                         1997          1996          1995          1994          1993
                                     -----------   -----------   -----------   -----------   -----------
AVERAGE STOCKHOLDERS' EQUITY
  (DEFICIT)
 Beginning of period                 $   11,686    $   20,076    $   18,512     $  13,684    $  (43,553)
 End of period                           18,434        11,686        20,076        18,512        13,684

   Average                           $   15,060    $   15,881    $   19,294     $  16,098    $  (14,935)
                                     ===========   ===========   ===========    ==========   ===========



AVERAGE TOTAL ASSETS
 Beginning of period                 $   77,396    $   88,944    $   97,100     $ 100,039    $  113,561
 End of period                           86,486        77,396        88,944        97,100       100,039

   Average                           $   81,941    $   83,170    $   93,022     $  98,570    $  106,800
                                     ===========   ===========   ===========    ==========   ===========


RATIO OF AVERAGE STOCKHOLDERS'
 EQUITY (DEFICIT) TO AVERAGE
 TOTAL ASSETS                              18.4 %        19.1 %        20.7 %        16.3 %          NM




 NM - Not meaningful

                                                                    Exhibit 21.1
WTD Industries, Inc.

Subsidiaries of the Registrant
As of June 30, 1997
Grouped by State/Country of Incorporation

Oregon
Alturas Lumber Co.
Burke Lumber Co.
Central Point Lumber Co.
Cottage Grove Lumber Co.
Crater Lake Lumber Co.
Custer Lumber Co.
Eugene Wood Products Co.
Glide Lumber Products Co.
Goshen Veneer Co.
Greenweld North America Co.
Halsey Veneer Co.
Judith Gap Lumber Co.
Junction City Lumber Co.
Midway Engineered Wood Products, Inc.
North Powder Lumber Co.
Pacific Softwoods Co.
Philomath Forest Products Co.
Port Westward Pulp Co.
Riverside Lumber Co.
Silverton Forest Products Co.
Trask River Lumber Co.
TreeSource, Inc.
Union Forest Products Co.
Union Rail Enterprises, Inc.
Western Timber Co.
Whitehall Plywood, Inc.

Washington
Cle Elum Lake Veneer Co.
Graham Plywood Co.
Morton Forest Products Co.
Olympia Forest Products Co.
Orient Lumber Co.
Pacific Hardwoods-Aberdeen Co.
Pacific Hardwoods-South Bend Co.
Sedro-Woolley Lumber Co.
Spanaway Lumber Co.
Tumwater Lumber Co.
Valley Wood Products Co.

Montana
Columbia Falls Forest Products, Inc.

Guam
TreeSource International, Inc.

                                                                    Exhibit 23.1

[MOSS ADAMS LETTERHEAD]






        CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



         We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the WTD Industries, Inc. 1996 Stock Option Plan with respect to the financial statements of WTD Industries, Inc., which appear in the WTD Industries, Inc. Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Securities and Exchange Commission.



                                             /s/ Moss Adams LLP
                                             -----------------------------------
                                             MOSS ADAMS LLP



Beaverton, Oregon
June 6, 1997