Form 10-Q
period 1997-07-31
WTD INDUSTRIES INC
filed 1997-09-09
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 1997
                              -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                      to
                       ----------------------  --------------------

                         Commission file number 0-16158

                              WTD Industries, Inc.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Oregon                                          93-0832150
- -------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

          10260 S.W. Greenburg Road, Suite 900, Portland, Oregon 97223
- --------------------------------------------------------------------------------
                      (Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code)    (503) 246-3440
                                                    ----------------------

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

     The number of shares outstanding of Registrant's Common Stock, no par value, at August 31, 1997 was 11,123,874.

                              WTD INDUSTRIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  Financial Information (Unaudited)


         Item 1.    Financial Statements

              Consolidated Statements of Income -
                Three Months Ended July 31, 1997 and 1996                    3


              Consolidated Balance Sheets -
                 July 31, 1997 and April 30, 1997                            4


              Consolidated Statements of Cash Flows -
                 Three Months Ended July 31, 1997 and 1996                   6


              Notes to Consolidated Financial Statements                     7

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                               11


PART II. Other Information

         Item 6.    Exhibits and Reports on Form 8-K                         14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)



                                                                         THREE MONTHS ENDED JULY 31,
                                                           ---------------------------------------------
                                                                 1997                        1996
                                                           -----------------           -----------------
NET SALES                                                  $         68,881            $         66,973

COST OF SALES                                                        61,841                      59,311
                                                           -----------------           -----------------

GROSS PROFIT                                                          7,040                       7,662

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          3,230                       3,083
                                                           -----------------           -----------------

OPERATING INCOME                                                      3,810                       4,579

OTHER INCOME (EXPENSE)
     Interest Expense                                                (1,211)                     (1,297)
     Miscellaneous                                                      101                          95
                                                           -----------------           -----------------

                                                                     (1,110)                     (1,202)
                                                           -----------------           -----------------


INCOME BEFORE INCOME TAXES                                            2,700                       3,377

PROVISION  FOR INCOME TAXES                                             756                       1,283
                                                           -----------------           -----------------

NET INCOME                                                            1,944                       2,094

PREFERRED DIVIDENDS                                                     569                         557
                                                           -----------------           -----------------


NET INCOME APPLICABLE TO COMMON STOCKHOLDERS               $          1,375            $          1,537
                                                           =================           =================


NET INCOME PER COMMON SHARE
     PRIMARY                                                          $0.12                       $0.14
                                                                      =====                       =====

     FULLY DILUTED                                                    $0.12                       $0.14
                                                                      =====                       =====









The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                          JULY 31,                  APRIL 30,
                                                            1997                      1997
                                                       --------------            --------------
CURRENT ASSETS                                          (Unaudited)
   Cash and cash equivalents                           $       5,370             $       8,209
   Accounts receivable, net                                   13,105                    16,830
   Inventories                                                22,800                    17,760
   Prepaid expenses                                            2,650                     1,817
   Income tax refund receivable                                1,145                     1,145
   Deferred tax asset                                            970                     1,383
   Assets held for sale                                          361                       361
   Timber, timberlands and timber-related assets               3,220                     3,936
                                                       --------------            --------------

      Total current assets                                    49,621                    51,441


NOTES AND ACCOUNTS RECEIVABLE                                    118                       124

TIMBER AND TIMBERLANDS                                           631                       629

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                        3,343                     3,343
   Buildings and improvements                                 11,279                    11,194
   Machinery and equipment                                    70,773                    70,391
                                                       --------------            --------------

                                                              85,395                    84,928

     Less accumulated depreciation                            57,853                    56,557
                                                       --------------            --------------

                                                              27,542                    28,371

   Construction in progress                                    5,546                     4,365
                                                       --------------            --------------

                                                              33,088                    32,736

DEFERRED TAX ASSET                                                --                       280

OTHER ASSETS                                                   1,267                     1,276
                                                       --------------            --------------


                                                       $      84,725             $      86,486
                                                       ==============            ==============









The accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                          JULY 31,                  APRIL 30,
                                                            1997                      1997
                                                       --------------            --------------
CURRENT LIABILITIES                                      (Unaudited)
   Accounts payable                                    $      10,317             $       9,709
   Accrued expenses                                            7,512                     9,644
   Timber contracts payable                                       80                       246
   Current maturities of long-term debt                        2,069                     2,367
                                                       --------------            --------------

      Total current liabilities                               19,978                    21,966

LONG-TERM DEBT, less current maturities                       44,943                    46,086

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                     20,688                    20,688
     Series B, 6,111 shares outstanding                          333                       333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,083,474 issued and outstanding            28,647                    28,647
   Additional paid-in capital                                     15                        15
   Retained deficit                                          (29,879)                  (31,249)
                                                       --------------            --------------

                                                              19,804                    18,434
                                                       --------------            --------------


                                                       $      84,725             $      86,486
                                                       ==============            ==============




















The accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                   THREE MONTHS ENDED JULY 31,
                                                              -------------------------------------
                                                                  1997                   1996
                                                              --------------         --------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                  $       1,944          $       2,094
  Adjustments to reconcile net income to
     cash provided by operating activities:
    Depreciation, depletion and amortization                          1,427                  1,506
    Deferred income tax                                                 693                  1,283
    Accounts receivable                                               3,725                 (2,535)
    Inventories                                                      (5,040)                (5,520)
    Prepaid expenses                                                   (833)                  (368)
    Timber, timberlands and timber-related assets - current             667                  1,336
    Payables and accruals                                            (1,670)                 1,523
    Income taxes                                                         --                    905
                                                              --------------         --------------

     Cash provided by operating activities                              913                    224
                                                              --------------         --------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of (additions to) timber and timberlands                (2)                    50
  Acquisition of property, plant and equipment                       (1,703)                  (562)
  Other investing activities                                              7                     22
                                                              --------------         --------------

     Cash used for investing activities                              (1,698)                  (490)
                                                              --------------         --------------

CASH USED FOR FINANCING ACTIVITIES:
  Principal payments on long-term debt                               (1,461)                  (382)
  Other assets                                                          (19)                   (16)
  Dividends paid on preferred stock                                    (574)                  (557)
                                                              --------------         --------------

     Cash used for financing activities                              (2,054)                  (955)
                                                              --------------         --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (2,839)                (1,221)
CASH BALANCE AT BEGINNING OF PERIOD                                   8,209                  4,576
                                                              --------------         --------------

CASH BALANCE AT END OF PERIOD                                 $       5,370          $       3,355
                                                              ==============         ==============

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                           $1,215                 $1,295
  Income taxes                                                          $62                  ($905)











The accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1997, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at July 31, 1997 and April 30, 1997 are as follows (in thousands):

                                                         July 31,      April 30,
                                                           1997          1997
                                                        ----------    ----------
       Logs                                             $   11,864    $    9,054
       Lumber                                                9,518         7,379
       Supplies and other                                    1,418         1,327
                                                        ----------    ----------

                                                        $   22,800    $   17,760
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

     At July 31, 1997 the Company's tangible net worth was $19.5 million, compared to $10 million required by the covenant. At that same date, the Company's working capital was $29.6 million, compared to $25 million required by the covenant. Also, at July 31, 1997, the Company's adjusted cumulative operating income was $40.3 million, compared to $27.5 million required. The collateral coverage ratio at July 31, 1997 was 81%, compared to a 60% minimum required level. The total liabilities ratio was 76.6% at July 31, 1997, compared to a maximum allowed of 87%. The required level of tangible net worth increases to $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of adjusted cumulative operating income increases to $40 million at May 1, 1998, $52.5 million at May 1, 1999 and $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 65% at May 1, 1998. The maximum allowed total liabilities ratio drops to 85% at May 1, 1998. During the quarter ended July 31, 1997, the Company's adjusted cumulative operating income increased by $3.4 million while showing income before taxes of $2.7 million. The Company continues to be in compliance with all covenants contained in this agreement.

     In addition, this debt agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1997. In connection with the May 1, 1996 amendment, the Company agreed to an additional prepayment computed at 30% of quarterly net income. The next prepayment under this provision will be $536,000 due September 29, 1997.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholder's equity at July 31, 1997 consists of the following:

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
             (Continued)

         Common stock, no par value; 40,000,000 shares authorized; 11,083,474 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,296,167 shares if remaining Series B preferred stock outstanding at July 31, 1997 is converted to common stock.


NOTE 5 - NET INCOME PER SHARE

     The calculations of net income per share for the three-month periods ended July 31, 1997 and 1996 are summarized below (in thousands, except per-share data):

                                                           Three Months Ended
                                                                 July 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------

Net income applicable to common shareholders            $    1,375    $    1,537
                                                        ==========    ==========

Weighted average shares outstanding                         11,083        11,077

Additional shares assumed from:
             - Conversion of Series B preferred stock          213           213
             - Exercise of stock options                       431             8
                                                        ----------    ----------


Average number of shares and equivalents outstanding
             - Primary basis                                11,727        11,298

Additional shares assumed from exercise of stock options       121            14
                                                        ----------    ----------

Average number of shares and equivalents outstanding
             - Fully diluted                                11,848        11,312
                                                        ==========    ==========


Net income per common share
             - Primary basis                                 $0.12         $0.14
                                                             =====         =====
             - Fully diluted                                 $0.12         $0.14
                                                             =====         =====


NOTE 6 - INCOME TAXES

     The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

     The federal and state income tax provision consists of the following (in thousands):

                                                           Three months ended
                                                                July 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------

                  Income before income taxes            $    2,700    $    3,377
                                                        ==========    ==========

                  Income tax provision:
                     Federal                            $      648    $    1,148
                     State                                     108           135
                                                        ----------    ----------

                                                        $      756    $    1,283
                                                        ==========    ==========

                     Current                            $       63    $       95
                     Deferred                                  693         1,188
                                                        ----------    ----------

                                                        $      756    $    1,283
                                                        ==========    ==========


     Deferred tax assets declined during the quarter ended July 31, 1997, principally the result of recording utilization of the tax benefit from NOL carryforwards.

     During the quarter ended July 31, 1997, the Company utilized approximately $2.8 million of its NOL carryforwards, leaving approximately $7.2 million for future periods. Management also estimates that current economic conditions will provide for some reductions in its valuation reserve in fiscal 1998. These reductions should result in a lowering of the Company's effective tax rate from 38% to approximately 28% in fiscal 1998.

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

     The Company has experienced relatively stable operating conditions over the past 15 months. Lumber usage and demand continue to be strong and the Company has responded to certain lumber price adjustments by altering product mix and reducing log costs where possible. There is currently an oversupply of lumber in the U.S. market, caused in part by weakness in the export lumber market, particularly exports to Japan and some export producers manufacturing for the domestic lumber market. Log costs were relatively stable during the first quarter. There can be no assurance that the margins recently experienced by the Company will continue or improve.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


     The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item:

                                                                 Percentage
                                                             Increase (Decrease)
                             Income and Expense Items as        Three Months
                                a Percentage of Net Sales           Ended
                             Three Months ended July 31,           7/31/97
                             ----------------------------            to
                                1997              1996             7/31/96
                             ----------        ----------         ---------


Net Sales                      100.0%            100.0%              2.8%
Cost of sales                   89.8              88.6               4.3
                             ----------        ----------
Gross profit                    10.2              11.4              (8.1)

Selling, general and
   administrative expenses       4.7               4.6               4.8
                             ----------        ----------

Operating income                 5.5               6.8             (16.8)

Interest expense                (1.8)             (1.9)             (6.6)
Miscellaneous                    0.1               0.1               6.3
                             ----------        ----------

Income before income taxes       3.9               5.0             (20.0)

Provision for income taxes       1.1               1.9             (41.1)
                             ----------        ----------

Net income                       2.8%              3.1%             (7.2)%
                             ==========        ==========


Note:   Percentages may not add precisely due to rounding.

Comparison of Three Months Ended July 31, 1997 and 1996
- -------------------------------------------------------

     Net sales for the three months ended July 31, 1997 increased $1.9 million (3%) from the three months ended July 31, 1996. Lumber shipments and prices remained relatively constant, while chip deliveries decreased by 6% and chip prices decreased by 9%. While the lumber market was slightly weaker in the current quarter compared to the first quarter of fiscal 1997, lumber production was substantially unchanged.

     Gross profit for the quarter ended July 31, 1997 was 10.2% of net sales, compared to 11.4% of net sales for the quarter ended July 31, 1996. While lumber prices and log costs remained relatively unchanged from the first quarter of fiscal 1997, unit manufacturing costs increased by 6%, partially due to a general wage increase in September 1996.

     Selling, general and administrative expenses in the three months ended July 31, 1997 increased by $0.2 million (5%) from the three months ended July 31, 1996. This increase reflects a general salary increase in September 1996 and the start-up of two WTD subsidiaries in the current quarter, partially offset by lower profit-sharing bonus payments stemming from lower pretax profits.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


     In the quarter ended July 31, 1997, the Company's tax provision equaled 28% of its pretax profit. In the quarter ended July 31, 1996, the Company recorded a tax provision equal to 38% of its pretax profit. See Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resources
- -------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

     At July 31, 1997, the Company had net working capital of $29.6 million, $0.1 million more than at April 30, 1997. The working capital increase was primarily the result of profitable operations, partially offset by capital spending, principal payments on debt and dividends paid on the Company's Series A preferred stock.

     Cash and cash equivalents decreased by $2.8 million during the first quarter of fiscal 1998, to $5.4 million at July 31. Approximately $0.9 million of cash was provided by operations. About $1.5 million was used to repay various debt obligations and $1.7 million for acquisition of property, plant and equipment. The Company also paid $0.6 million in dividends to holders of its Series A preferred stock.

     During the three months ended July 31, 1997, the Company spent $1.7 million for capital improvements to its facilities. Capital spending for the balance of the fiscal year is currently forecast to be approximately $6 million. The Company had commitments of approximately $3.7 million for capital spending at July 31, 1997.

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

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the impact of general economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, inadequate cash reserves, labor strikes, changes in environmental and other regulations, changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1997 (Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                              WTD INDUSTRIES, INC.


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

               The Index to Exhibits is located on page 16.

       (b) Reports on Form 8-K

               A current report on Form 8-K, describing the agreement between WTD Industries, Inc., Bruce L. Engel, Quinault Corporation and Larry G. Black, regarding the Company's common stock was filed with the Securities and Exchange Commission on June 12, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             WTD INDUSTRIES, INC.
                                             (Registrant)



                                      By:    /s/ Bruce L. Engel
                                             -----------------------------------
                                             Bruce L. Engel
                                             President



                                      By:    /s/ K. Stanley Martin
                                             -----------------------------------
                                             K. Stanley Martin
                                             Vice President-Finance





September 9, 1997

                              WTD INDUSTRIES, INC.


                                INDEX TO EXHIBITS

                                                                      Sequential
                                                                          Number
                                                                          System
                                                                            Page
                                                                          Number

 3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992(1)

 3.2 Second Restated Bylaws of the Registrant adopted effective November 27, 1992(2)

10.7 Agreement dated June 10, 1997 between WTD Industries, Inc., Bruce L. Engel, Quinault Corporation and Larry G. Black(3)

19      Other reports furnished to securities holders with respect to the     17
        quarter ended July 31, 1997: President's letter excerpted from Interim Report to Shareholders for the first quarter of fiscal 1998

 27     Financial Data Schedule(4)



- ----------

        (1)Incorporated by reference to the exhibit of like number to the Registrant's report on Form 8-K dated November 23, 1992, previously filed with the Commission.

        (2)Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1993, previously filed with the Commission.

        (3)Incorporated by reference to the exhibit of like number to the Registrant's report on Form 8-K dated June 10, 1997, previously filed with the Commission.

        (4)This schedule has been submitted in the electronic form prescribed by EDGAR.


                                   ----------

         All other required Exhibits are listed in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.