Form 10-Q
period 1997-10-31
WTD INDUSTRIES INC
filed 1997-12-12
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1997
                              ----------------------------

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
     The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 1997 was 11,154,374.

                              WTD INDUSTRIES, INC.
                              --------------------

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.       Financial Information (Unaudited)


     Item 1.    Financial Statements

          Consolidated Statements of Operations -
            Three Months and Six Months Ended October 31, 1997 and 1996     3


          Consolidated Balance Sheets -
             October 31, 1997 and April 30, 1997                            4


          Consolidated Statements of Cash Flows -
             Six Months Ended October 31, 1997 and 1996                     6


          Notes to Consolidated Financial Statements                        7

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                  11


PART II. Other Information


     Item 4.    Submission of Matters to a Vote of Security Holders         15

     Item 6.    Exhibits and Reports on Form 8-K                            15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)


                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                            OCTOBER 31,                 OCTOBER 31,
                                      -----------------------     -----------------------
                                         1997         1996           1997         1996
                                      ----------   ----------     ----------   ----------
NET SALES                             $  67,387    $  79,206      $ 136,268    $ 146,179

COST OF SALES                            63,854       69,752        125,695      129,063
                                      ----------   ----------     ----------   ----------
GROSS PROFIT                              3,533        9,454         10,573       17,116

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES              2,903        3,404          6,133        6,487
                                      ----------   ----------     ----------   ----------
OPERATING INCOME                            630        6,050          4,440       10,629

OTHER INCOME (EXPENSE)
     Interest Expense                    (1,182)      (1,281)        (2,393)      (2,578)
     Miscellaneous                           35           72            136          167
                                      ----------   ----------     ----------   ----------

                                         (1,147)      (1,209)        (2,257)      (2,411)
                                      ----------   ----------     ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES          (517)       4,841          2,183        8,218

PROVISION  FOR INCOME TAXES (BENEFIT)      (319)       1,840            437        3,123
                                      ----------   ----------     ----------   ----------
NET INCOME (LOSS)                          (198)       3,001          1,746        5,095

PREFERRED DIVIDENDS                         573          557          1,142        1,114
                                      ----------   ----------     ----------   ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS              $    (771)   $   2,444      $     604    $   3,981
                                      ==========   ==========     ==========   ==========


NET INCOME (LOSS) PER COMMON SHARE
     PRIMARY                             ($0.07)       $0.21           $0.05        $0.35
                                         =======       =====           =====        =====

     FULLY DILUTED                       ($0.07)       $0.21           $0.05        $0.35
                                         =======       =====           =====        =====















The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                    OCTOBER 31,       APRIL 30,
                                                        1997            1997
                                                    -----------     -----------
CURRENT ASSETS                                      (Unaudited)
   Cash and cash equivalents                        $    2,710      $    8,209
   Accounts receivable, net                             12,394          16,830
   Inventories                                          20,226          17,760
   Prepaid expenses                                      2,279           1,817
   Income tax refund receivable                          1,145           1,145
   Deferred tax asset                                    1,471           1,383
   Assets held for sale                                    361             361
   Timber, timberlands and timber-related assets         4,462           3,936
                                                    -----------     -----------

      Total current assets                              45,048          51,441


NOTES AND ACCOUNTS RECEIVABLE                              113             124

TIMBER AND TIMBERLANDS                                     631             629

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                  3,343           3,343
   Buildings and improvements                           12,677          11,194
   Machinery and equipment                              76,193          70,391
                                                    -----------     -----------

                                                        92,213          84,928

     Less accumulated depreciation                      59,214          56,557
                                                    -----------     -----------

                                                        32,999          28,371

   Construction in progress                              3,059           4,365
                                                    -----------     -----------

                                                        36,058          32,736

DEFERRED TAX ASSET                                          --             280

OTHER ASSETS                                             1,270           1,276
                                                    -----------     -----------


                                                    $   83,120      $   86,486
                                                    ===========     ===========









The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                    OCTOBER 31,      APRIL 30,
                                                        1997            1997
                                                    -----------     -----------
CURRENT LIABILITIES                                 (Unaudited)
   Accounts payable                                  $   9,645      $    9,709
   Accrued expenses                                      7,333           9,644
   Timber contracts payable                                738             246
   Current maturities of long-term debt                  1,723           2,367
                                                       --------       ---------

      Total current liabilities                         19,439          21,966

LONG-TERM DEBT, less current maturities                 44,544          46,086

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding               20,688          20,688
     Series B, 6,111 shares outstanding                    333             333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,154,374 issued and outstanding
     (11,083,474 at April 30, 1997)                     28,752          28,647
   Additional paid-in capital                               15              15
   Retained deficit                                    (30,651)        (31,249)
                                                    -----------     -----------

                                                        19,137          18,434
                                                    -----------     -----------


                                                    $   83,120      $   86,486
                                                    ===========     ===========



















The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                SIX MONTHS ENDED OCTOBER 31,
                                                             ---------------------------------
                                                                  1997                1996
                                                             -------------       -------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                 $      1,746        $      5,095
  Adjustments to reconcile net income to
     cash provided by operating activities:
    Depreciation, depletion and amortization                        2,968               3,315
    Deferred income tax                                               192               2,889
    Accounts receivable                                             4,436              (3,990)
    Inventories                                                    (2,466)             (9,795)
    Prepaid expenses                                                 (462)               (185)
    Timber, timberlands and timber-related assets - current          (611)              1,788
    Payables and accruals                                          (1,840)              2,498
    Income taxes                                                       --                 905
                                                             -------------       -------------

     Cash provided by operating activities                          3,963               2,520
                                                             -------------       -------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of (additions to) timber and timberlands              (2)                 50
  Acquisition of property, plant and equipment                     (6,152)             (1,313)
  Other investing activities                                           12                  57
                                                             -------------       -------------

     Cash used for investing activities                            (6,142)             (1,206)
                                                             -------------       -------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                             (2,228)             (1,240)
  Other assets                                                        (49)                (34)
  Dividends paid on preferred stock                                (1,148)             (1,114)
  Issuance of common stock                                            105                  --
                                                             -------------       -------------

     Cash used for financing activities                            (3,320)             (2,388)
                                                             -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS                              (5,499)             (1,074)
CASH BALANCE AT BEGINNING OF PERIOD                                 8,209               4,576
                                                             -------------       -------------

CASH BALANCE AT END OF PERIOD                                $      2,710        $      3,502
                                                             =============       =============

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                         $2,351              $2,523
  Income taxes                                                       $244               ($706)










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


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at October 31, 1997 and April 30, 1997 are as follows (in thousands):

                                        October 31,          April 30,
                                            1997                1997
                                        -----------         -----------
       Logs                             $     9,410         $     9,054
       Lumber                                 9,304               7,379
       Supplies and other                     1,512               1,327
                                        -----------         -----------

                                        $    20,226         $    17,760
                                        ===========         ===========


NOTE 3 - LONG-TERM DEBT

     The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, collateral coverage (as defined) and total liabilities ratio (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. This debt agreement was most recently amended as of October 1, 1997, with respect to reducing until July 1, 1998, the minimum working capital required to be maintained.

     At October 31, 1997 the Company's tangible net worth was $18.9 million, compared to $10 million required by the covenant. At that same date, the Company's working capital was $25.6 million, compared to $21.5 million required by the covenant. Also, at October 31, 1997, the Company's adjusted cumulative operating income was $38 million, compared to $27.5 million required. The collateral coverage ratio at October 31, 1997 was 73%, compared to a 60% minimum required level. The total liabilities ratio was 77% at October 31, 1997, compared to a maximum allowed of 87%. The required level of tangible net worth increases to $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of working capital increases to $25 million on July 1, 1998. The required level of adjusted cumulative operating income increases to $40 million at May 1, 1998, $52.5 million at May 1, 1999 and $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 65% at May 1, 1998. The maximum allowed total liabilities ratio drops to 85% at May 1, 1998. During the quarter ended October 31, 1997, the Company's adjusted cumulative operating income decreased by $2.3 million while showing a loss before taxes of $0.5 million. The Company continues to be in compliance with all covenants contained in this agreement.

     In addition, this debt agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1997. In connection with the May 1, 1996 amendment, the Company agreed to an additional prepayment computed at 30% of quarterly net income. No such prepayment is required for the quarter ended October 31, 1997.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholders' equity at October 31, 1997 consists of the following:

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
         (Continued)

         Common stock, no par value; 40,000,000 shares authorized; 11,154,374 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,367,067 shares if remaining Series B preferred stock outstanding at October 31, 1997 is converted to common stock.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share for the three-month and six-month periods ended October 31, 1997 and 1996 are summarized below (in thousands, except per-share data):

                                      Three Months Ended       Six Months Ended
                                          October 31,             October 31,
                                      ------------------      ------------------
                                        1997      1996          1997      1996
                                      --------  --------      --------  --------

NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS                $  (771)  $ 2,444       $   604   $ 3,981
                                      ========  ========      ========  ========


WEIGHTED AVERAGE SHARES OUTSTANDING    11,143    11,077        11,128    11,077

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
   preferred stock                        --        213          213        213

  Exercise of stock options               --        103          450         20
                                      --------  --------      --------  --------

AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - PRIMARY BASIS                     11,143    11,393        11,791    11,310

ADDITIONAL SHARES ASSUMED FROM
  EXERCISE OF STOCK OPTIONS                --        38          100        108
                                      --------  --------      --------  --------
AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - FULLY DILUTED                     11,143    11,431        11,891    11,418
                                      ========  ========      ========  ========

NET INCOME (LOSS) PER COMMON SHARE
   - PRIMARY BASIS                     ($0.07)    $0.21         $0.05     $0.35
                                       =======   =======       =======   =======

   - FULLY DILUTED                     ($0.07)    $0.21         $0.05     $0.35
                                       =======   =======       =======   =======

NOTE 6 - INCOME TAXES

     The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

     The federal and state income tax provision consists of the following (in thousands):

                                      Three Months Ended       Six Months Ended
                                          October 31,             October 31,
                                      ------------------      ------------------
                                        1997      1996          1997      1996
                                      --------  --------      --------  --------

Income (loss) before income taxes     $  (517)  $ 4,841       $ 2,183   $ 8,218
                                      ========  ========      ========  ========

Income tax provision (benefit):
  Federal                             $  (298)  $ 1,646       $   350   $ 2,794
  State                                   (21)      194            87       329
                                      --------  --------      --------  --------
                                      $  (319)  $ 1,840       $   437   $ 3,123
                                      ========  ========      ========  ========

  Current                             $   182   $   139       $   245   $   234
  Deferred                               (501)    1,701           192     2,899
                                      --------  --------      --------  --------
                                      $  (319)  $ 1,840       $   437   $ 3,123
                                      ========  ========      ========  ========

     Deferred tax assets increased during the quarter ended October 31, 1997, principally the result of additional net operating loss carryforwards stemming from pretax losses and a reduction of the valuation reserve against the deferred tax asset.

     Management anticipates some reductions in its valuation reserve in fiscal 1998. These reductions should result in a lowering of the Company's effective tax rate to approximately 20% in fiscal 1998.

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

     Lumber prices were substantially weaker during the quarter ended October 31, 1997. Lumber usage and demand continue to be strong and the Company has responded to certain lumber price adjustments by altering product mix and reducing log costs where possible. There is currently an oversupply of lumber in the U.S. market, caused in part by weakness in the export lumber market, particularly exports to Japan, and some export producers manufacturing for the domestic lumber market. Log costs were relatively stable during the first half.

     Quarterly results were negatively impacted by the inability of the Union Pacific Railroad to provide adequate service to the Company and its other customers. Although the Company has been able to make alternative shipping arrangements in many instances, there have not been enough railcars to satisfy demand.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

     There can be no assurance that the margins recently experienced by the Company will continue or improve.

     A  labor  strike  at  the   Company's   hardwood   mill  located  in  South
Bend/Raymond, Washington, commenced on October 29, 1997. The Company has continued to operate the facility, although at a lower rate of production, with employees that are not participating in the strike, replacement workers, and salaried personnel. In June of 1997 the Company had reached an impasse in negotiations with the local Woodworkers Union. In October the Company withdrew recognition of the Union as the bargaining agent of the employees based on notification by a majority of the employees at the mill that they no longer wanted to be represented by the Union. No other WTD employees are represented by this Union. No meetings with the Union have been scheduled.

     The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item:

                                         Income and Expense Items as              Percentage
                                          a Percentage of Net Sales           Increase (Decrease)
                                    -------------------------------------  ------------------------
                                                                           Three Months  Six Months
                                    Three Months Ended   Six Months Ended      Ended       Ended
                                        October 31,         October 31,      10/31/97     10/31/97
                                      1997      1996      1997      1996        to           to
                                     ------    ------    ------    ------    10/31/96     10/31/96
                                                                             --------     --------
Net sales                             100.0 %   100.0 %   100.0 %   100.0 %    (14.9)%      (6.8)%
Cost of sales                          94.8      88.1      92.2      88.3       (8.5)       (2.6)
                                     ------    ------    ------    ------
Gross profit                            5.2      11.9       7.8      11.7      (62.6)      (38.2)

Selling, general and
   administrative expense               4.3       4.3       4.5       4.4      (14.7)       (5.5)
                                     ------    ------    ------    ------


Operating income                        0.9       7.6       3.3       7.3      (89.6)      (58.2)


Interest expense                       (1.8)     (1.6)     (1.8)     (1.8)      (7.7)       (7.2)
Miscellaneous                           0.1       0.1       0.1       0.1      (51.4)      (18.6)
                                     ------    ------    ------    ------

Income (loss) before income taxes      (0.8)      6.1       1.6       5.6         NM       (73.4)

Provision for income taxes (benefit)   (0.5)      2.3       0.3       2.1         NM       (86.0)
                                     ------    ------    ------    ------
Net income (loss)                      (0.3) %    3.8 %     1.3 %     3.5 %       NM       (65.7)%
                                     ======    ======    ======    ======

Note:  Percentages may not add precisely due to rounding.
NM:    Not Meaningful

Comparison of Three Months Ended October 31, 1997 and 1996
----------------------------------------------------------

     Net sales for the three months ended October 31, 1997 decreased $11.8 million (15%) from the three months ended October 31, 1996. This was principally caused by a 10% decrease in lumber shipments, a 16% decrease in chip deliveries, a 7% decrease in lumber prices, a 4% decrease in chip prices, and a 37% decrease in other by-product prices. The reduced lumber shipments reflect reduced production resulting from a weak market in the current quarter compared to a strong market in the

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

second quarter of fiscal 1997. The reduced lumber shipments also reflect an inadequate supply of railcars to ship lumber. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per thousand board feet (mbf).

     Gross profit for the quarter ended October 31, 1997 was 5.2% of net sales, compared to 11.9% of net sales for the quarter ended October 31, 1996. Lumber prices declined by 7% from the second quarter of fiscal 1997, while the Company's log costs declined by only 3%. Production declined compared to levels in the prior year, when production levels reflected the favorable market, and some production curtailment occurred in the present year in response to poor lumber prices and inadequate rail service. Unit manufacturing costs increased by 7% from the quarter ended October 31, 1996, partially due to a general wage increase in September 1996.

     Selling, general and administrative expenses in the three months ended October 31, 1997 decreased by $0.5 million (15%) from the three months ended October 31, 1996. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, partially offset by expenses associated with the start-up of two WTD subsidiaries in the first quarter of fiscal 1998.

     In the quarter ended October 31, 1997, the Company recorded a tax benefit equal to 62% of its pretax loss. In the quarter ended October 31, 1996, the Company recorded a tax provision equal to 38% of its pretax profit. See Note 6 to Consolidated Financial Statements.

Comparison of Six Months Ended October 31, 1997 and 1996
--------------------------------------------------------

     Net sales for the six months ended October 31, 1997 decreased $9.9 million (7%) from the six months ended October 31, 1996. This was principally caused by a 5% decrease in lumber shipments, an 11% decrease in chip deliveries, a 2% decrease in lumber prices, a 10% decrease in chip prices, and a 37% decrease in other by-product prices. The reduced lumber shipments reflect reduced production resulting from a weak market in the second quarter compared to a strong market in the first half of fiscal 1997. The reduced lumber shipments also reflect an inadequate supply of railcars to ship lumber in the second quarter. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per mbf.

     Gross profit for the six months ended October 31, 1997 was 7.8% of net sales, compared to 11.7% of net sales for the six months ended October 31, 1996. Lumber prices declined by 2% from the six months ended October 31, 1996, while the Company's log costs declined by only 1%. Production declined compared to levels in the prior year, when production levels reflected the favorable market, and some production curtailment occurred in the present year in response to poor lumber prices and inadequate rail service in the second quarter. Unit manufacturing costs increased by 6% from the six months ended October 31, 1996, partially due to a general wage increase in September 1996.

     Selling, general and administrative expenses in the six months ended October 31, 1997 decreased by $0.35 million (5%) from the six months ended October 31, 1996. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, partially offset by expenses associated with the start-up of two WTD subsidiaries in the first quarter of fiscal 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

     In the six months ended October 31, 1997, the Company recorded a tax provision equal to 20% of its pretax profit. In the six months ended October 31, 1996, the Company recorded a tax provision equal to 38% of its pretax profit. See Note 6 to Consolidated Financial Statements.


Liquidity and Capital Resources
-------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

     At October 31, 1997, the Company had net working capital of $25.6 million, $3.9 million less than at April 30, 1997. The working capital decrease was primarily the result of capital spending, along with principal payments on debt and dividends paid on the Company's Series A preferred stock.

     During the six months ended October 31, 1997, the Company's cash and cash equivalents decreased by $5.5 million to $2.7 million at October 31. Approximately $4.0 million of cash was provided by operations. About $2.2 million was used to repay various debt obligations and $6.2 million for acquisition of property, plant and equipment. The Company also paid $1.1 million in dividends to holders of its Series A preferred stock.

     Capital spending in the first six months of fiscal 1998 was $6.2 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $1.7 million. The Company had commitments of approximately $0.7 million for capital spending at October 31, 1997.

     The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital, adjusted cumulative operating income (as defined) and total liabilities ratio (as defined). This debt agreement was most recently amended as of October 1, 1997, with respect to reducing until July 1, 1998, the minimum working capital required to be maintained. See Note 3 to Consolidated Financial Statements.

Forward-Looking Information
---------------------------

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the impact of general economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, availability of adequate transportation to get product to market, inadequate cash reserves, labor strikes, changes in environmental and other regulations, the ability to get necessary approvals for marketing the GREENWELD(R) process in Canada, changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1997 (Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                              WTD INDUSTRIES, INC.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 7, 1997, the Company held its Annual Meeting of Shareholders. Directors Richard W. Detweiler and William H. Wright were elected to one-year terms. Larry G. Black and Scott Christie were elected to two-year terms. Bruce L. Engel, K. Stanley Martin and Robert
         J. Riecke were elected to three-year terms. The number of votes cast for each nominated Director was as follows:

                                                        Against or
                                      For                Withheld
                                  -----------          -----------
                  Black            9,661,769               72,570
                  Christie         9,675,209               59,130
                  Detweiler        9,670,409               63,930
                  Engel            9,665,655               68,684
                  Martin           9,665,009               69,330
                  Riecke           9,659,109               75,230
                  Wright           9,668,809               65,530


         The firm of Moss Adams LLP was re-appointed as the Company's auditors. The vote for re-appointment of Moss Adams LLP was 9,656,765 for, 46,436 against or withheld, and 31,138 abstentions.

         The shareholders also approved the restoration of control share voting rights under the Oregon Control Share Act, for Quinault Corporation (Quinault). Mr. Black, by virtue of being president and sole director of Quinault, may be deemed to beneficially own the shares owned by Quinault. The vote was 6,763,736 for, 261,488 against or withheld, and 53,250 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

               The Index to Exhibits is located on page 17.

       (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended October 31, 1997.

                                   SIGNATURES
                                   ----------

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





December 12, 1997

                             WTD INDUSTRIES, INC.


                                INDEX TO EXHIBITS

                                                                      Sequential
                                                                          Number
                                                                          System
                                                                            Page
                                                                          Number

3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992(1)

3.2          Second   Restated   Bylaws  of  the  Registrant   adopted
             effective November 27, 1992(2)

4.2.7        Amendment  dated as of  October  1,  1997 to  Credit  and        18
             Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company,
             Aetna Life Insurance  Company,  The  Northwestern  Mutual
             Life  Insurance  Company,  Chemical  Bank,  Seattle-First
             National Bank, and Bank of America Oregon

19           Other  reports  furnished  to  securities   holders  with        20
             respect  to  the  quarter   ended   October   31,   1997:
             President's letter excerpted from Interim Report to Shareholders for the second quarter of fiscal 1998

27           Financial Data Schedule(3)



--------

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