Form 10-Q
period 1998-01-31
WTD INDUSTRIES INC
filed 1998-03-13
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1998
                              ----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                      to
                       ----------------------  ----------------------

                         Commission file number 0-16158

                              WTD Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Oregon                                93-0832150
--------------------------------------    --------------------------------------
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

     The number of shares outstanding of Registrant's Common Stock, no par value, at February 28, 1998 was 11,154,374.

                              WTD INDUSTRIES, INC.

                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------
PART I.       Financial Information (Unaudited)


     Item 1.    Financial Statements

          Consolidated Statements of Operations -
            Three Months and Nine Months Ended January 31, 1998 and 1997    3


          Consolidated Balance Sheets -
             January 31, 1998 and April 30, 1997                            4


          Consolidated Statements of Cash Flows -
             Nine Months Ended January 31, 1998 and 1997                    6


          Notes to Consolidated Financial Statements                        7


     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                  11


PART II. Other Information


     Item 6.    Exhibits and Reports on Form 8-K                            15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 JANUARY 31,                   JANUARY 31,
                                          ------------------------      ------------------------
                                             1998          1997            1998          1997
                                          ----------    ----------      ----------    ----------
NET SALES                                $   55,951    $   64,469      $  192,219    $  210,648

COST OF SALES                                56,958        59,982         182,653       189,045
                                          ----------    ----------      ----------    ----------

GROSS PROFIT (LOSS)                          (1,007)        4,487           9,566        21,603

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                  2,588         2,767           8,721         9,254
                                          ----------    ----------      ----------    ----------

OPERATING INCOME (LOSS)                      (3,595)        1,720             845        12,349

OTHER INCOME (EXPENSE)
     Interest Expense                        (1,165)       (1,250)         (3,558)       (3,828)
     Miscellaneous                             (486)          248            (350)          415
                                          ----------    ----------      ----------    ----------

                                             (1,651)       (1,002)         (3,908)       (3,413)
                                          ----------    ----------      ----------    ----------


INCOME (LOSS) BEFORE INCOME TAXES            (5,246)          718          (3,063)        8,936

PROVISION  FOR INCOME TAXES (BENEFIT)        (1,601)          269          (1,164)        3,392
                                          ----------    ----------      ----------    ----------

NET INCOME (LOSS)                            (3,645)          449          (1,899)        5,544

PREFERRED DIVIDENDS                             574           557           1,716         1,671
                                          ----------    ----------      ----------    ----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                 $   (4,219)   $     (108)     $   (3,615)   $    3,873
                                          ==========    ==========      ==========    ==========


NET INCOME (LOSS) PER COMMON SHARE
     BASIC                                   ($0.38)       ($0.01)         ($0.33)        $0.35
                                             =======       ======          =======        =====

     DILUTED                                 ($0.38)       ($0.01)         ($0.33)        $0.34
                                             =======       ======          =======        =====




The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                       JANUARY 31,             APRIL 30,
                                                          1998                   1997
                                                      --------------         --------------
CURRENT ASSETS                                         (Unaudited)
   Cash and cash equivalents                         $        2,923         $        8,209
   Accounts receivable, net                                   8,778                 16,830
   Inventories                                               17,396                 17,760
   Prepaid expenses                                           1,430                  1,817
   Income tax refund receivable                               1,145                  1,145
   Deferred tax asset                                         3,098                  1,383
   Assets held for sale                                         188                    361
   Timber, timberlands and timber-related assets              4,002                  3,936
                                                      --------------         --------------

      Total current assets                                   38,960                 51,441


NOTES AND ACCOUNTS RECEIVABLE                                   107                    124

TIMBER AND TIMBERLANDS                                          556                    629

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                       3,343                  3,343
   Buildings and improvements                                13,557                 11,194
   Machinery and equipment                                   78,887                 70,391
                                                      --------------         --------------

                                                             95,787                 84,928

     Less accumulated depreciation                           60,577                 56,557
                                                      --------------         --------------

                                                             35,210                 28,371

   Construction in progress                                     771                  4,365
                                                      --------------         --------------

                                                             35,981                 32,736

DEFERRED TAX ASSET                                               --                    280

OTHER ASSETS                                                  1,261                  1,276
                                                      --------------         --------------


                                                     $       76,865         $       86,486
                                                      ==============         ==============


The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                        JANUARY 31,             APRIL 30,
                                                           1998                   1997
                                                      --------------         --------------
CURRENT LIABILITIES                                     (Unaudited)
   Accounts payable                                  $        8,597         $        9,709
   Accrued expenses                                           6,988                  9,644
   Timber contracts payable                                     634                    246
   Current maturities of long-term debt                       1,860                  2,367
                                                      --------------         --------------

      Total current liabilities                              18,079                 21,966

LONG-TERM DEBT, less current maturities                      43,868                 46,086

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                    20,688                 20,688
     Series B, 6,111 shares outstanding                         333                    333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,154,374 issued and outstanding
     (11,083,474 at April 30, 1997)                          28,752                 28,647
   Additional paid-in capital                                    15                     15
   Retained deficit                                         (34,870)               (31,249)
                                                      --------------         --------------

                                                             14,918                 18,434
                                                      --------------         --------------

                                                     $       76,865         $       86,486
                                                      ==============         =============



The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                     NINE MONTHS ENDED JANUARY 31,
                                                               ----------------------------------------
                                                                    1998                      1997
                                                               --------------            --------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                           $       (1,899)           $        5,544
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                           4,426                     4,896
    Deferred income tax                                               (1,435)                    3,149
    Accounts receivable                                                8,052                    (2,681)
    Inventories                                                          364                    (5,586)
    Prepaid expenses                                                     387                        54
    Timber, timberlands and timber-related assets - current             (138)                    1,912
    Payables and accruals                                             (3,322)                    2,926
    Income taxes                                                          --                       990
                                                               --------------            --------------

     Cash provided by operating activities                             6,435                    11,204
                                                               --------------            --------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Net reductions of timber and timberlands                                73                        50
  Acquisition of property, plant and equipment                        (7,557)                   (2,282)
  Other investing activities                                             231                       126
                                                               --------------            --------------

     Cash used for investing activities                               (7,253)                   (2,106)
                                                               --------------            --------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                                (2,783)                   (2,721)
  Other assets                                                           (68)                      (52)
  Dividends paid on preferred stock                                   (1,722)                   (1,671)
  Issuance of common stock                                               105                        --
                                                               --------------            --------------

     Cash used for financing activities                               (4,468)                   (4,444)
                                                               --------------            --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (5,286)                    4,654
CASH BALANCE AT BEGINNING OF PERIOD                                    8,209                     4,576
                                                               --------------            --------------

CASH BALANCE AT END OF PERIOD                                 $        2,923            $        9,230
                                                               ==============            ==============

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                            $3,151                    $3,781
  Income taxes                                                          $270                     ($751)





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


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at January 31, 1998 and April 30, 1997 are as follows (in thousands):

                                    January 31,       April 30,
                                       1998              1997
                                   -----------       -----------
       Logs                        $    8,020        $    9,054
       Lumber                           7,696             7,379
       Supplies and other               1,680             1,327
                                   -----------       -----------

                                   $   17,396        $   17,760
                                   ===========       ===========


NOTE 3 - LONG-TERM DEBT

     The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, collateral coverage (as defined) and total liabilities ratio (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. This debt agreement was most recently amended as of January 1, 1998. Such amendments include modifications with respect to the minimum working capital required to be maintained, the collateral coverage ratio required to be maintained and the required level of adjusted cumulative operating income.

     At January 31, 1998 the Company's tangible net worth was $14.7 million, compared to $10 million required by the corresponding covenant. At that same date, the Company's working capital was $20.9 million, compared to $17.5 million required by the covenant. Also, at January 31, 1998, the Company's adjusted cumulative operating income was $34.7 million, compared to $27.5 million required. The collateral coverage ratio at January 31, 1998 was 64.1%, compared to a 57% minimum required level. The total liabilities ratio was 80.6% at January 31, 1998, compared to a maximum allowed of 87%. The required level of tangible net worth increases to $12 million at May 1, 1998 and $14.5 million at May 1, 1999. The required level of working capital increases to $20 million on November 1, 1998. The required level of adjusted cumulative operating income increases to $32.5 million at August 1, 1998, $40 million at November 1, 1998, $52.5 million at May 1, 1999 and $67.5 million at May 1, 2000. The minimum required collateral coverage ratio increases to 60% at August 1, 1998 and 65% at February 1, 1999. The maximum allowed total liabilities ratio drops to 85% at May 1, 1998. During the quarter ended January 31, 1998, the Company's adjusted cumulative operating income decreased by $3.3 million while showing a loss before taxes of $5.25 million. The Company continues to be in compliance with all covenants contained in this agreement.

     In addition, this debt agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1997. In connection with the May 1, 1996 amendment, the Company agreed to an additional prepayment computed at 30% of quarterly net income. No such prepayment is required for the quarter ended January 31, 1998.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholder's equity at January 31, 1998 consists of the following:

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
             (Continued)

         Common stock, no par value; 40,000,000 shares authorized; 11,154,374 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,367,067 shares if remaining Series B preferred stock outstanding at January 31, 1998 is converted to common stock.


NOTE 5 - NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share for the three-month and nine-month periods ended January 31, 1998 and 1997 are summarized below (in thousands, except per-share data):

                                             Three Months Ended             Nine Months Ended
                                                 January 31,                    January 31,
                                          ------------------------      ------------------------
                                             1998          1997            1998          1997
                                          ----------    ----------      ----------    ----------
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS                    $  (4,219)    $    (108)      $  (3,615)    $   3,873
                                          ==========    ==========      ==========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING
   - BASIC                                   11,154        11,077          11,122        11,077


ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B preferred stock         --            --              --           213

  Exercise of stock options                      --            --              --            72
                                          ----------    ----------      ----------    ----------

AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - DILUTED                                 11,154        11,077          11,122        11,362
                                          ==========    ==========      ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                   ($0.38)       ($0.01)         ($0.33)        $0.35
                                             =======       =======         =======       =======

   - DILUTED                                 ($0.38)       ($0.01)         ($0.33)        $0.34
                                             =======       =======         =======       =======


     Earnings (loss) per share have been recomputed and restated for the effects of implementing SFAS 128 as of December 31, 1997.

NOTE 6 - INCOME TAXES

     The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

     The federal and state income tax provision consists of the following (in thousands):

                                                 Three months ended       Nine months ended
                                                     January 31,             January 31,
                                                 -------------------     -------------------
                                                   1998       1997         1998       1997
                                                 --------   --------     --------   --------
           Income (loss) before income taxes     $(5,246)   $   718      $(3,063)   $ 8,936
                                                 ========   ========     ========   ========

           Income tax provision (benefit):
              Federal                            $(1,391)   $   244      $(1,041)   $ 3,038
              State                                 (210)        25         (123)       354
                                                 --------   --------     --------   --------

                                                 $(1,601)   $   269      $(1,164)   $ 3,392
                                                 ========   ========     ========   ========

              Current                            $    26    $     9      $   271    $   243
              Deferred                            (1,627)       260       (1,435)     3,149
                                                 --------   --------     --------   --------

                                                 $(1,601)   $   269      $(1,164)   $ 3,392
                                                 ========   ========     ========   ========

     Deferred tax assets increased during the quarter ended January 31, 1998, principally the result of additional net operating loss carryforwards stemming from pretax losses.


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

     Lumber prices were substantially weaker during the quarter ended January 31, 1998, compared to the prior six quarters. The Company has responded to certain lumber price adjustments by altering product mix and reducing log costs where possible. There is currently an oversupply of lumber in the U.S. market, caused in part by weakness in the export lumber market, particularly exports to Japan, and some traditional export producers manufacturing for the U.S. lumber market, adding to the oversupply. Additionally, demand from California, a major segment of our market, has been lower than usual due to the extraordinarily wet weather which has delayed construction projects. Chip prices are up substantially compared to a year ago. Log costs were relatively stable throughout the nine month period.

     Quarterly results were negatively impacted by the inability of the Union Pacific Railroad to provide adequate service to the Company and its other customers. Although during the third quarter there was a gradual improvement in the shortage of rail cars, the transportation of lumber remains a problem due to a recent worsening of the Union Pacific's rail traffic congestion. The Company has

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

been able to make alternative shipping arrangements in many instances, but there have not been enough railcars to satisfy demand.

     There can be no assurance that the margins recently experienced by the Company will continue or improve.

     The strike which existed during the third quarter at the Company's hardwood mill in Raymond and South Bend, Washington was abandoned on January 26, 1998, after the Union learned of preliminary findings by the regional office of the National Labor Relations Board that the Union's claim of improper decertification by the Company was not supported by the evidence. The Union has stated its intention to continue to seek representation of the employees at the hardwood facility. This union currently does not represent any WTD employees. During the strike the Company operated the facility at a lower rate of production and incurred additional security costs which negatively impacted third quarter results.

     The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item:

                                              Income and Expense Items as                     Percentage
                                               a Percentage of Net Sales                  Increase (Decrease)
                                      ------------------------------------------     -----------------------------
                                                                                     Three Months      Nine Months
                                      Three Months Ended      Nine Months Ended          Ended            Ended
                                          January 31,            January 31,            1/31/98          1/31/98
                                      ------------------      ------------------          to               to
                                        1998       1997         1998       1997         1/31/97          1/31/97
                                      -------    -------      -------    -------     ------------     ------------
Net sales                              100.0%     100.0%       100.0%      100.0%        (13.2)%           (8.7)%
Cost of sales                          101.8       93.0         95.0        89.7          (5.0)            (3.4)
                                      -------    -------      -------    -------
Gross profit (loss)                     (1.8)       7.0          5.0        10.3           NM             (55.7)

Selling, general and
  administrative expense                 4.6        4.3          4.5         4.4          (6.5)            (5.8)
                                      -------    -------      -------    -------

Operating income (loss)                 (6.4)       2.7          0.4         5.9           NM             (93.2)

Interest expense                        (2.1)      (1.9)        (1.9)       (1.8)         (6.8)            (7.1)
Miscellaneous                           (0.9)       0.4         (0.2)        0.2           NM               NM
                                      -------    -------      -------    -------

Income (loss) before income taxes       (9.4)       1.1         (1.6)        4.2           NM               NM

Provision for income taxes (benefit)    (2.9)       0.4         (0.6)        1.6           NM               NM
                                      -------    -------      -------    -------

Net income (loss)                       (6.5)%      0.7%        (1.0)%       2.6%          NM               NM
                                      =======    =======      =======    =======


Note:  Percentages may not add precisely due to rounding.
NM:    Not Meaningful

Comparison of Three Months Ended January 31, 1998 and 1997
----------------------------------------------------------

     Net sales for the three months ended January 31, 1998 decreased $8.5 million (13.2%) from the three months ended January 31, 1997. This was principally caused by a 5% decrease in lumber shipments, a 17% decrease in chip deliveries, an 11% decrease in lumber prices, and a 66% decrease in other by-product revenue, partially offset by an 8% increase in chip prices. The reduced lumber

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

shipments reflect reduced production resulting from a weak market in the current quarter compared to a strong market in the third quarter of fiscal 1997. The reduced lumber shipments also reflect an inadequate supply of railcars to ship lumber. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per thousand board feet (mbf) and some trim ends now sold to the fingerjoint plant instead of being chipped.

     Gross loss for the quarter ended January 31, 1998 was 1.8% of net sales, compared to gross profit of 7.0% of net sales for the quarter ended January 31, 1997. Lumber prices declined by 11% from the third quarter of fiscal 1997, while the Company's log costs declined by only 5%. Lumber production and shipments decreased compared to levels in the prior year, when production levels reflected the favorable market, and some production curtailment occurred in the present year in response to poor lumber prices and inadequate rail service. Unit manufacturing costs remained relatively constant.

     Selling, general and administrative expenses in the three months ended January 31, 1998 decreased by $0.2 million (6.5%) from the three months ended January 31, 1997. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, partially offset by expenses associated with the start-up of two WTD subsidiaries in the first quarter of fiscal 1998.

     In the quarter ended January 31, 1998, the Company recorded a tax benefit equal to 30.5% of its pretax loss. In the quarter ended January 31, 1997, the Company recorded a tax provision equal to 37.5% of its pretax profit. See Note 6 to Consolidated Financial Statements.

Comparison of Nine Months Ended January 31, 1998 and 1997
---------------------------------------------------------

     Net sales for the nine months ended January 31, 1998 decreased $18.4 million (8.7%) from the nine months ended January 31, 1997. This was principally caused by a 5% decrease in lumber shipments, a 13% decrease in chip deliveries, a 5% decrease in lumber prices, a 5% decrease in chip prices, and a 36% decrease in other by-product prices. The reduced lumber shipments reflect reduced production resulting from a weak market in the second and third quarters of fiscal 1998 compared to a strong market in the first three quarters of fiscal 1997. The reduced lumber shipments also reflect an inadequate supply of railcars to ship lumber in the second and third quarters of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per mbf and some trim ends now sold to the fingerjoint plant instead of being chipped.

     Gross profit for the nine months ended January 31, 1998 was 5.0% of net sales, compared to 10.3% of net sales for the nine months ended January 31, 1997. Lumber prices declined by 5% from the nine months ended January 31, 1997, while the Company's log costs declined by only 2%. Production declined compared to levels in the prior year, when production levels reflected the favorable market, and some production curtailment occurred in the present year in response to poor lumber prices and inadequate rail service in the second and third quarters. Unit manufacturing costs increased by 4% from the nine months ended January 31, 1997, partially due to a general wage increase in September 1996.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (Continued)

     Selling, general and administrative expenses in the nine months ended January 31, 1998 decreased by $0.5 million (5.8%) from the nine months ended January 31, 1997. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, partially offset by expenses associated with the start-up of two WTD subsidiaries in the first quarter of fiscal 1998.

     In the nine months ended January 31, 1998, the Company recorded a tax benefit equal to 38% of its pretax loss. In the nine months ended January 31, 1997, the Company recorded a tax provision equal to 38% of its pretax profit. See Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

     At January 31, 1998, the Company had net working capital of $20.9 million, $8.6 million less than at April 30, 1997. The working capital decrease was primarily the result of operating losses and capital spending, along with principal payments on debt and dividends paid on the Company's Series A preferred stock.

     During the nine months ended January 31, 1998, the Company's cash and cash equivalents decreased by $5.3 million to $2.9 million at January 31. Approximately $6.4 million of cash was provided by operations. About $2.8 million was used to repay various debt obligations and $7.6 million for acquisition of property, plant and equipment. The Company also paid $1.7 million in dividends to holders of its Series A preferred stock.

     Capital spending in the first nine months of fiscal 1998 was $7.6 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $0.3 million. The Company had no material commitments for capital spending at January 31, 1998.

     The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital, adjusted cumulative operating income (as defined) and total liabilities ratio (as defined). This debt agreement was most recently amended as of January 1, 1998. Such amendments include modifications with respect to the minimum working capital required to be maintained, the collateral coverage ratio required to be maintained and the required level of adjusted cumulative operating income. See
Note 3 to Consolidated Financial Statements.

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

       (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended January 31, 1998.

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




                                                       WTD INDUSTRIES, INC.
                                                       -----------------------
                                                       (Registrant)



                                                       By:  /s/ Bruce L. Engel
                                                          --------------------
                                                          Bruce L. Engel
                                                          President



                                                       By: /s/ K. Stanley Martin
                                                          ----------------------
                                                          K. Stanley Martin
                                                          Vice President-Finance





March 13, 1998

                              WTD INDUSTRIES, INC.


                                INDEX TO EXHIBITS

                                                                      Sequential
                                                                          Number
                                                                          System
                                                                            Page
                                                                          Number

 3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992(1)

 3.2 Second Restated Bylaws of the Registrant adopted effective November 27, 1992(2)

4.2.8    Amendment  dated as of January 1, 1998 to Credit and  Security      18
         Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon

19       Other reports furnished to securities holders with respect to the   21
         quarter ended January 31, 1998: President's letter excerpted from Interim Report to Shareholders for the third quarter of fiscal 1998

 27      Financial Data Schedule(3)



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