Form 10-K405
period 1998-04-30
WTD INDUSTRIES INC
filed 1998-07-22
CIK 797543

WTD INDUSTRIES, INC.

    United States Securities and Exchange Commission, Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                   Commission file number
April 30, 1998                              0-16158

WTD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oregon                                      93-0832150
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

         State  the  aggregate   market  value  of  the  common  stock  held  by
non-affiliates of the registrant, as of July 2, 1998: $6,403,210.

         Indicate the number of shares  outstanding of each of the  registrant's
classes  of  Common  Stock,   as  of  July  2,  1998:   Common  Stock,   no  par
value:  11,154,874.

                           FORM 10-K TABLE OF CONTENTS
Item No.                                                              Page No.
--------------------------------------------------------------------------------

Part I
1.   Business                                                             3

2.   Properties                                                           8

3.   Legal Proceedings                                                    8

4.   Submission of Matters to a Vote of Security Holders                  8

Part II
5.   Market for the Registrant's Common Stock and
     Related Stockholder Matters                                          9

6.   Selected Financial Data                                             10

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 11

8.   Financial Statements and Supplementary Data                         17

9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                              17

Part III
10.  Directors and Executive Officers of the Registrant                  18

11.  Executive Compensation                                              21

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                      28

13.  Certain Relationships and Related Transactions                      29

Part IV
14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K
     (a)(1)Financial Statements                                          30
     (a)(2)Financial Statement Schedules                                 30
     (a)(3)Exhibit Index                                                 30
     (b)Reports on Form 8-K                                              35

                                     PART I

Item 1.  BUSINESS

         WTD Industries, Inc. is a forest products company organized in Oregon in 1983, which, through its subsidiaries, manufactures softwood and hardwood lumber and by-products. WTD Industries, Inc. and its subsidiaries are hereinafter referred to as "WTD" or the "Company." The Company markets its products primarily in the United States and Canada through its subsidiary, TreeSource, Inc.


Products and Markets
--------------------

         Softwood Lumber
         ---------------

         The Company manufactures a wide variety of softwood lumber products, predominantly from Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 89% of net sales in fiscal 1998, 89% in fiscal 1997, and 79% in fiscal 1996.

         The Company sells softwood lumber to a large number of customers, primarily distribution centers, wholesalers and directly to large retailers. Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

         Other Products
         --------------

         The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 7% of net sales in fiscal 1998, 6% in fiscal 1997, and 14% in fiscal 1996.

         During fiscal 1998, the Company completed construction and commenced operation of its fingerjointing plant. Fingerjointing is the process of joining, by applying adhesive to interlocking fingerjoints, shorter segments of wood to make a longer piece of lumber suitable for use in construction. Fingerjointed products accounted for less than 1% of net sales in fiscal 1998.

         During fiscal 1998, the Company obtained the rights to use and to grant licenses for others to use, in North America and Mexico, a patented technology called GREENWELD(R) that enables the gluing of green or unseasoned lumber. The Company used the GREENWELD(R) process in its fingerjointing operation during fiscal 1998 and may use it in future fingerjointing operations. Also during fiscal 1998, the Company granted GREENWELD(R) licenses to third parties but did not generate royalty income.

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

         The Company does not attempt to accumulate a large backlog of orders. WTD's general practice is to maintain an order file representing about two to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at April 30, 1998 was $8 million compared to $10 million at April 30, 1997. Backlog on any particular date may not be indicative of the Company's average backlog, or net sales or the backlog for any succeeding period.

         No single customer accounted for as much as 10% of the Company's net sales during fiscal 1998. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

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

         Timber and logs comprise the majority of the cost of products sold by the Company. The Company relies mainly on open market log purchases to supply its raw materials needs. It also purchases timber-cutting contracts ("timber contracts"), primarily at public timber sales, and has historically obtained logs to a minor extent from its own fee timberlands. At April 30, 1998, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, public timber contracts and fee timberlands, and total log footage required:

                       Public
Year Ended   Open      Timber       Fee         Log
 April 30,   Market    Contracts   Timber    Requirements
----------   ------    ---------   ------    ------------

  1994        94%        5%          1%      305,100 MBF
  1995        95%        5%          --      317,100 MBF
  1996        94%        5%          1%      228,162 MBF
  1997        94%        5%          1%      320,507 MBF
  1998        94%        6%          --      284,300 MBF

      MBF - Thousand Board Feet

         During fiscal years 1994 through 1998, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. The ability to maintain the present level of operations at the Company's mills depends on a continuing supply of logs from these private sources.

         The availability and cost of timber and logs have been, and should continue to be, influenced by a variety of factors, including demand by competitors and exporters, the environmental and harvest policies of federal and state agencies, and, in the long term, the level of reforestation. For further discussion of current industry conditions relating to timber supply, see the section entitled "Factors Affecting Forward-Looking Statements--Availability of Logs."

Employees
---------

         The Company and its subsidiaries had approximately 1,100 employees at July 2, 1998. During fiscal 1998, the Company lawfully withdrew recognition of the local woodworkers union which had represented workers at the Company's South Bend facility. The union, in response, conducted a three month strike which was abandoned on January 29, 1998. The union has filed for a new election but no date for the election has been scheduled. None of the Company's other employees are represented by this union. See "Factors Affecting Forward-Looking Statements--Manufacturing Risks." The Company uses bonus programs to motivate its workers. See Note 9 to Consolidated Financial Statements.

Environmental Regulation
------------------------

         The Company is subject to federal, state and local pollution control regulations, including air, water and noise pollution, which have required, and are expected to continue to require, additional operating and capital expenditures. During fiscal 1998, the Company incurred expenditures of approximately $150,000 for environmental protection. Such expenditures would have been greater, but certain capital projects were delayed. Expenditures are projected to be approximately $775,000 for each of fiscal years 1999 and 2000, including costs to remediate the site at Sedro-Woolley, Washington, in preparation for sale. Various regulations regarding air and water emissions and disposal or landfill of log yard debris may require material expenditures in the future. See "Factors Affecting Forward-Looking Statements--Federal and State Regulations."

Industry Conditions
-------------------

         The United States lumber industry is highly sensitive to the conditions of the nation's economy and tends to experience poor financial results during general economic downturns. Although sales traditionally increase in the spring and summer months and decline during the fall and winter months in response to seasonal building construction cycles, such seasonal patterns are sometimes absent. During fiscal 1997, lumber prices were generally strong. During fiscal 1998, the advent of the Asian financial crisis negatively impacted the industry and the Company. Demand for lumber exports to Asia was down significantly. Manufacturers in North America that had been producing for the export lumber market converted production to supply the U.S. market, which caused an oversupply of lumber and put strong downward pressure on lumber prices for most of the fiscal year, despite reasonable interest rates and strong construction activity in the United States.

         Due to particular weakness in the wide dimension product prices caused by industry oversupply, the Company has converted its Sedro-Woolley mill in Washington from temporary curtailment to long-term shutdown and has designated that facility for sale. Additionally, the Company is in preliminary discussions with parties that have expressed interest in purchasing its Trask River Lumber facility in Tillamook, Oregon. During the fourth quarter, the Company took an impairment charge in the amount of $4,168,000 to reflect the Company's estimate of fair value of these facilities. Given the volatility of the lumber market during fiscal 1998, the Company will continue to review each operation's ability to contribute to earnings or otherwise fit the Company's longer-term strategies. See Note 2 to Consolidated Financial Statements.

         Wood chip demand and prices are determined by conditions in the pulp and paper industry and generally are not affected by seasonal business cycles. During fiscal 1997, reduced demand for pulp and paper products caused pulp and paper production curtailments and kept chip prices low. Weakness in wood chip prices continued into fiscal 1998, with higher prices occurring in the last half of the fiscal year. See "Factors Affecting Forward-Looking Statements" for further discussion.

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

         The competition includes lumber manufacturers located in Canada who benefit from advantageous exchange rates when exporting lumber into the United States. As a result of U.S. government-initiated trade talks, Canada has agreed that as of April 1, 1996, for a period of five years, and subject to specific exceptions, lumber producers in certain provinces will pay export taxes if pre-established levels of exports to the U.S. are exceeded. The goal of the trade agreement is to reduce the volume of lumber exported to the U.S. by Canadian producers. This trade agreement has not had the desired effect. However, to date, Canadian lumber producers have paid significant export taxes for exceeding the pre-established levels of exports.

         See the sections entitled "Timber Supply", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Factors Affecting Forward-Looking Statements."

Item 2.  PROPERTIES

  MANUFACTURING FACILITIES(1)                                            Thousand Board Feet
                                                                    -----------------------------
                                                                      Fiscal          Est. Annual
                                                                       1998            Production
  Softwood Lumber                                                   Production        Capacity(2)
  -----------------                                                 ----------        -----------
  Burke Lumber Co., West Burke, Vermont                               38,700             50,000
  Central Point Lumber Co., Central Point, Oregon                     45,600            110,000
  Glide Lumber Products Co., Glide, Oregon                            93,100            125,000
  Morton Forest Products Co., Morton, Washington                      52,500            100,000
  North Powder Lumber Co., North Powder, Oregon                       50,600             90,000
  Pacific Softwoods Co., Philomath, Oregon                            62,300             80,000
  Philomath Forest Products Co., Philomath, Oregon                    82,000            245,000
  Sedro-Woolley Lumber Co., Sedro-Woolley, Washington(3)(4)           31,200                ---
  Spanaway Lumber Co., Spanaway, Washington(5)                        57,300             85,000
  Trask River Lumber Co., Tillamook, Oregon(5)(6)                     46,300            120,000
  Tumwater Lumber Co., Tumwater, Washington(5)                        60,400             70,000

  Hardwood Lumber
  ---------------
  Pacific Hardwoods-South Bend Co., South Bend, Washington(5)     `   17,600             24,000

  Fingerjointed Lumber
  --------------------
  Midway Engineered Wood Products, Inc., Corvallis, Oregon (4)(5)      3,900             13,000

(1) The machinery and equipment of all facilities are subject to the security interests of certain lenders.
(2) Capacity is generally computed using a two shift-per-day, five day-per-week operating schedule.
(3) This facility is not operating and is for sale.
(4) These subsidiaries lease a substantial portion of their equipment pursuant to operating leases.
(5) These subsidiaries lease the real property on which the mill is located pursuant to ground leases.
(6) This facility is currently operating, but may be sold during fiscal 1999.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

Principal Market
----------------

         Registrant's Common Stock is traded on the Nasdaq Stock Market under the symbol WTDI in the Nasdaq National Market. The number of holders of record of WTD Industries, Inc. Common Stock at July 2, 1998 was 602. The Company estimates that the total number of its direct and beneficial shareholders is approximately 4,100.

Stock Price and Dividend Information
------------------------------------

         The following tables show the stock price range for the two years ended April 30, 1998:

                                      Stock Price Range
          Fiscal Year Ended        -----------------------
           April 30, 1998            Low            High
          -----------------        --------       --------
          First Quarter             $1-7/8         $4-3/16
          Second Quarter            $2-1/8         $4-1/8
          Third Quarter             $1-17/32       $2-3/4
          Fourth Quarter            $1-3/8         $2

                                      Stock Price Range
          Fiscal Year Ended        -----------------------
           April 30, 1997            Low            High
          -----------------        --------       --------
          First Quarter             $   5/8        $1-9/16
          Second Quarter            $1-5/16        $2-1/16
          Third Quarter             $1-11/16       $2-3/4
          Fourth Quarter            $1-3/8         $2-1/4



         The share prices shown are those published by Nasdaq and represent prices between dealers. They do not include retail markups, markdowns, or commissions. Prior to the Company's October 1986 public stock offering, there was no public trading market for its Common Stock.

         WTD does not pay any cash dividends on its Common Stock. The Company's various debt instruments restrict the payment of dividends. See Notes 5 and 7 to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

WTD INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA
(In Thousands, Except Per-Share Amounts and Ratios)


                                                                        YEAR ENDED APRIL 30,
                                                 ------------------------------------------------------------------

                                                    1998          1997          1996          1995          1994
                                                 ----------    ----------    ----------    ----------    ----------
NET SALES                                         $242,051      $284,086      $191,964      $274,966      $278,115
COST OF SALES                                      231,303       255,068       186,514       262,334       253,732
                                                 ----------    ----------    ----------    ----------    ----------
GROSS PROFIT                                        10,748        29,018         5,450        12,632        24,383

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                           11,290        12,529         9,685        10,366        12,423
IMPAIRMENT CHARGES                                   4,168            --            --            --            --
REORGANIZATION CREDITS                                  --            --          (409)         (532)       (2,487)
                                                 ----------    ----------    ----------    ----------    ----------
OPERATING INCOME (LOSS)                             (4,710)       16,489        (3,826)        2,798        14,447

INTEREST EXPENSE                                    (4,682)       (5,029)       (5,318)       (5,972)       (6,541)
OTHER INCOME (EXPENSE)                                (394)          630           646         1,228           418
                                                 ----------    ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                   (9,786)       12,090        (8,498)       (1,946)        8,324

PROVISION FOR INCOME TAXES (BENEFIT)                 2,364         3,120        (2,454)       (5,646)        2,024
                                                 ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS)                                  (12,150)        8,970        (6,044)        3,700         6,300

PREFERRED DIVIDENDS                                  2,290         2,228         2,364         2,126         1,616
                                                 ----------    ----------    ----------    ----------    ----------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                             ($14,440)       $6,742       ($8,408)       $1,574        $4,684
                                                 ==========    ==========    ==========    ==========    ==========


NET INCOME (LOSS) PER COMMON SHARE, BASIC
  - net income (loss)                               ($1.30)        $0.61        ($0.76)        $0.14         $0.49
    Average shares outstanding                      11,130        11,078        11,077        11,075         9,481

NET INCOME (LOSS) PER COMMON SHARE, DILUTED
  - net income (loss)                               ($1.30)        $0.59        ($0.76)        $0.14         $0.41
    Average shares outstanding                      11,130        11,385        11,077        11,491        11,494

CASH DIVIDENDS PER COMMON SHARE                         --            --            --            --            --

PERIOD END BALANCES
   Working capital                                 $15,158       $29,475       $25,052       $33,740       $44,796
   Total assets                                    $65,311       $86,486       $77,396       $88,944       $97,100
   Long-term debt, excluding current maturities    $36,868       $46,086       $50,310       $51,421       $60,587
   Stockholders' equity                             $4,093       $18,434       $11,686       $20,076       $18,512

SELECTED FINANCIAL RATIOS
   Net income (loss) to average:
     Total assets                                    (16.0) %       10.9 %       (7.3)  %       4.0  %        6.4  %
     Stockholders' equity                           (107.9) %       59.6 %      (38.1)  %      19.2  %       39.1  %
   Average stockholders' equity to average
     total assets                                     14.8 %        18.4 %       19.1   %      20.7  %       16.3  %

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

         Lumber market conditions deteriorated during the second quarter of fiscal year 1998 and remained weak through the fourth quarter, after approximately 16 months of good conditions. The Company responded to certain lumber price adjustments by altering product mix and reducing log costs when possible. During much of the year, there was an oversupply of lumber in the U.S. market. This was the result of traditional export producers manufacturing for the U.S. lumber market as exports weakened. Additionally, demand from California, a major segment of the Company's market, was lower than usual due to the extraordinarily wet weather which delayed construction projects. Log costs declined slightly during the year. In response to the generally weak market conditions, the Company curtailed production at selected mills and reduced the level of operations at various times during the year.

Yearly Comparisons
------------------

         The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:

                                        Income and Expense Items as        Percentage
                                          Percentage of Net Sales      Increase (Decrease)
                                        ---------------------------    -------------------
                                            Year Ended April 30,         1998       1997
                                        ---------------------------       vs         vs
                                          1998      1997      1996       1997       1996
                                        -------   -------   -------
  Net sales                              100.0 %   100.0 %   100.0 %    (14.8)%     48.0 %
  Cost of sales                           95.6      89.8      97.2       (9.3)      36.8
                                        -------   -------   -------
      Gross profit                         4.4      10.2       2.8      (63.0)     432.4

  Selling, general and
   administrative expense                  4.7       4.4       5.0       (9.9)      29.4
  Impairment charges                       1.7       0.0       0.0         NM         NM
  Reorganization credits                   0.0       0.0      (0.2)        NM         NM
                                        -------   -------   -------
      Operating income (loss)             (1.9)      5.8      (2.0)        NM         NM

  Interest expense                        (1.9)     (1.8)     (2.8)      (6.9)      (5.4)
  Other income (expense)                  (0.2)      0.2       0.3         NM       (2.5)
                                        -------   -------   -------
      Income (loss) before Income taxes   (4.0)      4.3      (4.4)        NM         NM

  Provision for income taxes (benefit)     1.0       1.1      (1.3)      (24.2)       NM
                                        -------   -------   -------
      Net income (loss)                   (5.0)%     3.2 %    (3.1)%       NM         NM
                                        =======   =======   =======


Note:   Percentages may not add precisely due to rounding.
NM:     Not meaningful.

Comparison of 1998 to 1997
--------------------------

         Net sales for the year ended April 30, 1998 decreased $42.0 million (15 percent) from the year ended April 30, 1997. This was principally caused by a 9 percent decrease in lumber shipments, a 17 percent decrease in chip deliveries, an 8 percent decrease in lumber prices and a 28 percent decrease in other by-product revenue, partially offset by a 13 percent increase in chip prices. The reduced lumber shipments reflect reduced production resulting from a weak market in the current year compared to a strong market in fiscal 1997. The reduced lumber shipments also reflect an inadequate supply of rail cars to ship lumber during much of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per thousand board feet (mbf) and some trim ends sold to the Company's fingerjoint plant instead of being chipped.

         Gross profit for the year ended April 30, 1998 was 4.4 percent of net sales, compared to 10.2 percent of net sales for the year ended April 30, 1997. Lumber prices declined by 8 percent from the year ended April 30, 1997, while the Company's log costs declined by only 4 percent. Lumber production and shipments declined compared to levels in the prior year, when production levels reflected the favorable market, and some production curtailment occurred in fiscal year 1998 in response to poor lumber prices and inadequate rail service. Unit manufacturing costs in fiscal year 1998 increased by 3 percent from costs in fiscal year 1997, partially due to a general wage increase in September 1996 and more production curtailments in fiscal year 1998.

         Selling, general and administrative expenses in the year ended April 30, 1998 decreased by $1.2 million (10 percent) from the year ended April 30, 1997. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, partially offset by expenses associated with the start-up of two WTD subsidiaries, Midway Engineered Wood Products, Inc. and Greenweld North America Co., in the first quarter of fiscal 1998.

         During the fourth quarter of fiscal 1998 the Company took an impairment charge in the amount of $4,168,000 to reflect the Company's estimate of the fair value of its two facilities for sale, Sedro-Woolley Lumber Co. and Trask River Lumber Co. See Note 2 to Consolidated Financial Statements.

         Interest expense in the year ended April 30, 1998 was $0.3 million below that incurred in the year ended April 30, 1997. This decrease was the result of a reduction in the amount of the Company's outstanding debt.

         Expenses for the first quarter of fiscal 1999 will reflect payments made to Bruce L. Engel in connection with his retirement during the period, which may cause an increase in Other Expense in the first quarter of fiscal 1999 as compared to the same quarter in fiscal 1998.

         In the year ended April 30, 1998, the Company recorded a tax provision equal to 24 percent of its pretax loss, compared to a tax provision of 26 percent of the pretax income for the previous year. During fiscal 1998 the Company sustained significant operating losses. Because of the difficult operating environment and the likely delayed or decreased use of the Company's deferred tax assets to shelter future income, the Company increased its valuation reserve to approximately $9.8 million, resulting in a charge of $7.3 million in additional income tax expense in the year ended April 30, 1998. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate. See Note 6 to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1998, the Company had net working capital of $15.2 million, $14.3 million less than at April 30, 1997. The working capital decrease was primarily the result of operating losses, capital spending and reduction of current deferred tax assets, along with principal payments on debt and dividends paid on the Company's Series A preferred stock.

         Cash and cash equivalents decreased by $6.1 million during the year ended April 30, 1998, to $2.2 million at year-end. Approximately $6.4 million of cash was provided by operations. About $3.2 million was used to repay various debt obligations. The Company also paid $2.3 million in dividends to holders of its Series A preferred stock.

         During fiscal 1998, the Company spent $7.8 million for capital improvements to its facilities. Capital spending for the year ending April 30, 1999 is currently projected to be approximately $2.5 million. The Company had no material commitments for capital spending at April 30, 1998.

         The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's operations. Substantially all of the Company's assets are pledged to secure its primary debt obligation.

         The Company's Credit and Security Agreement dated as of November 30, 1992 (the "Credit Agreement") contains certain covenants, including the maintenance of prescribed levels of tangible net worth, working capital, total liabilities ratio (as defined), adjusted cumulative operating income (as defined) and collateral coverage (as defined). The fiscal year 1998 results were such that the Company initiated amendments to the Credit Agreement. The Credit Agreement was amended as of October 1, 1997, January 1, 1998 and April 1, 1998 with respect to certain financial performance covenants. These amendments follow similar earlier amendments. Improved operating conditions from those in existence during fiscal year 1998 will be necessary for the Company to remain in compliance with the Credit Agreement. See Note 5 to Consolidated Financial Statements.

         At April 30, 1998 the Company's tangible net worth was $3.9 million, compared to a negative $1.0 million required by the covenant. At that same date, the Company's working capital was $15.2 million, compared to $9.0 million required by the covenant. Also, at April 30, 1998, the Company's adjusted cumulative operating income was $34.1 million, compared to $27.5 million required. The collateral coverage ratio at April 30, 1998 was 66.3%, compared to a 50% minimum required level. The total liabilities ratio was 93.7% at April 30, 1998, compared to a maximum allowed of 105%. The required level of tangible net worth increases to $0 on January 1, 1999, $2.0 million at July 1, 1999, and $4.0 million at July 1, 2000. The required level of working capital increases to $11.5 million at July 1, 1999, $14.0 million at July 1, 2000 and $16.5 million at July 1, 2002. The required level of adjusted cumulative operating income increases to $30.0 million at August 1, 1998, $34.0 million at November 1, 1998, $37.5 million at July 1, 1999, $42.5 million at July 1, 2000 and $47.5 million at July 1, 2001. The minimum required collateral coverage ratio increases to 63% at July 1, 1999. The maximum allowed total liabilities ratio drops to 100% on August 1, 1998, 95% at July 1, 1999, and 85% at July 1, 2000. During the year ended April 30, 1998, the Company's adjusted cumulative operating income decreased by $2.7 while showing a loss before taxes of $9.8 million. The Company continues to be in compliance with all covenants contained in this agreement.

         In accordance with the Company's Credit Agreement, additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1998. In connection with the May 1, 1996 amendment, the Company agreed to an additional prepayment computed at 30% of quarterly net income. Payments made during the year ended April 30, 1998 pursuant to this provision totaled $1.6 million. Proceeds from the sale of its two facilities, Sedro-Woolley Lumber Co. and Trask River Lumber Co., will be applied to reduce debt.

         The Company has no floating rate debt, but the dividend rate on its Series A preferred stock varies based on Bank of America's prime rate in effect at the time the dividends are declared. Based on the prime rate in effect at July 2, 1998, annual preferred dividends would increase by about $0.1 million from the amount incurred in the year ended April 30, 1998.

YEAR 2000 COMPLIANCE

         The Company is conducting a review of its computer and other systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. This can lead to incorrect results when computer software performs arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company presently believes, with modification to existing software and converting to new software and hardware, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.


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

Adverse Operating Conditions; Fluctuations in Quarterly Results
---------------------------------------------------------------

         Lack of demand for lumber exports, particularly to Asia, has caused, and may continue to cause, adverse operating conditions as lumber manufacturers convert production from export to domestic markets. Such production conversion has caused, and may continue to cause, an oversupply of lumber and weakness in domestic lumber prices.

         On a quarter-to-quarter basis, the Company's financial results have varied widely and will continue to vary due to seasonal fluctuations and market factors affecting both the availability of, and the demand for, logs and the demand for lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. The demand for lumber and wood products is primarily affected by the level of new residential construction activity which is subject to fluctuations due to changes in economic conditions, real estate prices, interest rates, credit availability, property taxes, energy costs, population growth, weather conditions and general economic conditions, all of which are beyond the control of the Company. Demand for the Company's products is generally lower in the fall and winter quarters when activity in the construction, industrial and repair and remodeling markets is slower and demand is generally higher in the spring and summer quarters when these markets are more active. Fire danger and excessively dry or wet conditions temporarily reduce logging activity and may increase open market log prices. The industry is also affected by timber management policies which change from time to time and may cause actual or feared shortages in some areas. These policies change because of environmental concerns, public agency budget issues and a variety of other reasons. Currency fluctuations affect the industry when exchange rates spur log exports and drive up domestic log prices and when a relatively strong U.S. dollar encourages lumber exports from competing countries, such as Canada, or discourages exports to other countries, such as Japan. Therefore, past results for any given year or quarter are not necessarily indicative of future results. The Company believes that period to period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance.

Availability of Logs
--------------------

         Raw materials comprise the majority of the cost of products sold by the Company. The Company depends primarily on open market log purchases for its raw material needs.

The Company generally purchases logs in sufficient quantities to match the current operating requirements for its mills. The availability and cost of logs are influenced by a variety of factors, including demands by competitors and exporters, the environmental and harvest policies of federal and state agencies and, in the long term, the level of reforestation. Various factors, including environmental and endangered species concerns, particularly regulations relating to the northern spotted owl, the marbled murrelet, and various species of fish have limited, and are likely to continue to limit, the amount of timber offered for sale by certain United States government agencies, which historically have been major suppliers of timber to the United States forest products industry. State and private timber supplies may be inadequate to fill the shortfall. Although the Company does not rely on purchases of federal timber, uncertainty associated with timber supply issues combined with continued lack of significant public timber sales activity may contribute to log price volatility. The availability of logs may also be affected by other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters. Log and lumber markets may continue to experience rapid changes in values due to actual and perceived market conditions which may sometimes result in inconsistent relationships between log and lumber prices. These changes could result in large swings in the gross margin on lumber produced. There can be no assurance that sales of logs from the Company's current sources may not be reduced or that the Company will be able to procure sufficient logs at favorable prices in order to continue operation of its manufacturing facilities in the future. The inability of the Company to obtain logs in sufficient quantities could have a material adverse impact on the Company's business, financial condition and results of operations.

Federal and State Regulations
-----------------------------

         Laws and regulations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the timber industry. From time to time, bills are introduced in the state legislatures and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. The forest products industry remains subject to potential state or local ballot initiatives and evolving federal and state case law which could affect timber harvesting practices. It is impossible to assess the affect of such matters on the future operating results or financial position of the Company. The Company is also subject to various federal, state and local regulations regarding waste disposal and pollution control, including air, water and noise pollution. The cost of remediation at the Company's site at Sedro-Woolley, Washington may be more expensive than anticipated and may require the approval of certain regulators. See section entitled "Environmental Regulation." Various governmental agencies have enacted or are considering regulations regarding log yard management and disposal of log yard waste that may require material expenditures in the future. Such regulations could have a material adverse impact on the Company.

Manufacturing Risks
-------------------

         The Company manufactures softwood and hardwood lumber and by-products. As a manufacturer, the Company continually faces risks regarding the availability and cost of raw materials and labor, the potential need for additional capital equipment, increases in maintenance costs, plant and equipment obsolescence, quality control and excess capacity. See section entitled "Industry Conditions." The Company curtails production at facilities from time to time due to conditions which temporarily impair log flow or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. There has been union activity at the Company's hardwood facility and labor disturbances may also curtail or shut down production. See section entitled "Employees." The Company may permanently close facilities that are determined to lack future potential for profit under expected operating conditions. A disruption in the Company's production or distribution could have a material adverse impact on the Company's financial results.

Liquidity and Capital Resources
-------------------------------

         The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. The Company's cash flow is affected by numerous factors, including sales of its products, cost of raw materials and seasonality of its business. There can be no assurance that cash provided by operations will be sufficient to fund the Company's future operating and capital needs. Substantially all of the Company's assets are pledged as security for its primary debt obligation. Improved operating conditions from those in existence during fiscal 1998 will be necessary for the Company to remain in compliance with its primary debt agreement. See Note 5 to Consolidated Financial Statements.

Fingerjointing Plant
--------------------

           Completion of construction and commencement of operations of the Company's fingerjoint plant occurred in fiscal 1998. The success of the fingerjointed products will depend on a variety of factors, including cost effective implementation of manufacturing and assembly processes and effective sales and marketing efforts. Operations were curtailed in May 1998 in response to adverse conditions and there can be no assurance as to when operations will resume.

Licensing of New Technology
---------------------------

         The Company may use a patented technology known as GREENWELD(R) which allows the gluing of green or unseasoned lumber in its fingerjointing operation and to license the technology to other lumber producers in North America and Mexico. There can be no assurance that the Company will be successful in licensing this technology to other manufacturers or obtain approval for use of the technology in Canada or Mexico.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report which begins at page 30.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

        Name                      Age   Position
        ----                      ---   --------
Larry G. Black.................... 52   Director
Scott Christie.................... 49   Director
Richard W. Detweiler.............. 56   Director
David J. Loftus................... 56   Treasurer
K.  Stanley Martin................ 56   Director, Vice President-Finance and
                                          Chief Financial Officer
Robert J.  Riecke................. 48   Director, Vice President-Administration,
                                          General Counsel and Secretary
John C. Stembridge................ 39   Interim Chief Operating Officer and
                                          Vice President-Sales and Marketing
James R. Wilson................... 48   Vice President-Timber
William H. Wright................. 63   Director

         The Company currently has seven Board seats, with one position vacant because of the retirement on July 1, 1998, of Bruce L. Engel, a former Class 3 director and Company president. The Company intends to leave the seat vacant for now, but may elect to fill it in the future.

         Pursuant to the Company's Articles of Incorporation and Bylaws, the Board is divided into three classes of directors with terms of three years. The terms of Class 1 Directors, Messrs. Wright and Detweiler, expire at the 1998 Annual Meeting of Shareholders, the terms of Class 2 Directors, Messrs. Black and Christie, expire at the 1999 Annual Meeting of Shareholders, and the terms of Class 3 Directors, Messrs. Martin and Riecke, expire at the 2000 Annual Meeting of Shareholders. Commencing in 1998, and at each annual meeting of shareholders thereafter, the successors to the class of directors whose terms expired at that meeting will be elected to hold office for a term of three years.

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

         Larry G. Black was elected for a two year term at the 1997 Annual Meeting of Shareholders. Mr. Black is president of Quinault Corporation ("Quinault"), owner of approximately 29% of the Company's common stock. Since its formation in 1985, Mr. Black has been chief executive officer of Quinault Logging Company, which is in the business of buying timber and selling logs. Mr. Black has been involved in the timber industry for more than 30 years. See "Certain Relationships and Related Transactions."

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

         Richard W. Detweiler has been a director of the Company since December 1995. Mr. Detweiler is currently a partner of Carlisle Enterprises, an investment partnership. From 1990 to 1996 Mr. Detweiler was chief executive officer of Precision Aerotech, a diversified manufacturing company. Mr. Detweiler has 33 years of manufacturing management experience, including 16 years in general management.

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

         John C. Stembridge was appointed vice president-sales and marketing of the Company in February 1995 and was elected interim chief operating officer in May 1998. Mr. Stembridge joined TreeSource, the Company's marketing subsidiary, in 1989 and has served as its vice president and general manager since June 1991. Mr. Stembridge has primary responsibility for managing all aspects of the Company's lumber manufacturing, sales and transportation. For the nine years prior to joining TreeSource, Mr. Stembridge was involved in domestic and export lumber sales, primarily with North Pacific Lumber Co.

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10 percent of the common stock file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of common stock and other equity securities of the Company on Form 4. Officers, directors, and greater than 10 percent shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended April 30, 1998.

Item 11.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

         The following table shows the cash and non-cash compensation paid by the Company for each of the last three fiscal years to the chief executive officer and the four other most highly compensated executive officers (the "Named Executive Officers").

                                                                              Long Term
                                                                            Compensation
                                                                               Awards
                                                                        --------------------
                                           Annual Compensation(1)       Number of Securities
                                       -------------------------------
    Name and Principal Position        Year    Salary($)     Bonus($)    Underlying Options
  -------------------------------      ----    ----------    ---------  --------------------
  Bruce L. Engel(2)                    1998    $  300,000    $  68,300              --
  President                            1997    $  300,000    $ 171,122          35,000
                                       1996    $  300,000    $  23,142              --

  K. Stanley Martin                    1998    $  120,000    $  27,320              --
  Vice President-Finance and           1997    $  120,000    $  68,447          35,000
    Chief Financial Officer            1996    $  120,000    $   9,256              --

  Robert J. Riecke                     1998    $  132,000    $  30,052              --
  Vice President-                      1997    $  132,000    $  75,295          35,000
    Administration, General            1996    $  132,000    $  10,183              --
    Counsel and Secretary

  John C. Stembridge                   1998    $  100,000    $  27,448              --
  Interim Chief Operating Officer      1997    %  100,000    $  80,238          35,000
    and Vice President-Sales and       1996    $  100,000    $  12,197              --
    Marketing

  James R. Wilson                      1998    $  100,000    $  22,766              --
  Vice President-Timber                1997    $  100,000    $  57,040          35,000
                                       1996    $  100,000    $   7,714              --


(1)  Personal  benefits for each  executive  officer  named in the table did not exceed $50,000 or 10% of such executive  officers'  total annual salary and
     bonus  for  the  fiscal  years  ended  April  30,  1998,   1997  and  1996,
     respectively.
(2)  Mr. Engel retired effective July 1, 1998.


                       OPTION GRANTS IN LAST FISCAL YEAR

         No executive officer named above received option grants during the fiscal year ended April 30, 1998.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises for the last fiscal year by the named executive officers and the value of such officers' unexercised options as of April 30, 1998:

                                           Number of Securities             Value of Unexercised
                                          Underlying Unexercised            In-the-Money Options
                          Shares       Options at April 30, 1998 (#)       at April 30, 1998 ($)(1)
                       Acquired on     -----------------------------     -----------------------------
          Name         Exercise (#)    Exercisable     Unexercisable     Exercisable     Unexercisable
          ----         ------------    -----------     -------------     -----------     -------------
  Bruce L. Engel(2)       68,500         332,125           18,375         $  15,530        $    873

  K. Stanley Martin          --           48,425           18,375         $   9,737        $    873

  Robert J. Riecke           --           51,625           18,375         $  11,677        $    873

  John C. Stembridge         --           26,625           18,375         $     790        $    873

  James R. Wilson            --           26,625           18,375         $     790        $    873


(1) Based on the fair market value of the Common Stock at April 30, 1998 of $1.5625 per share.
(2)  Mr. Engel retired effective July 1, 1998.


                              EMPLOYMENT AGREEMENTS

         On May 27, 1998, the Company entered into Employment Agreements with each of its executive officers, except Mr. Engel. The Company has agreed to employ each officer until May 31, 1999. The agreement requires a lump sum payment equal to 12 times the last monthly base salary plus the total amount of any bonus compensation awarded in the last 12 months to a terminated officer in the event that the officer is terminated for reasons other than cause, as defined, prior to said date. See Exhibit 10.9.

Benefits

         The Company maintains an Internal Revenue Code ("IRC") Section 401(k) retirement savings plan under which employees, including executive officers, are permitted to make salary deferral contributions. Executive officers are not entitled to employer matching contributions pursuant to this plan.

Compensation of Directors
-------------------------

         Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, plus $750 for each additional Board meeting or committee meeting attended and $225 for each telephone conference meeting attended or written consent executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. In fiscal 1998, no outside directors received option grants.

Executive Bonuses
-----------------

         Monthly discretionary bonuses are paid to the Company's executive officers, as well as other management and administrative employees, pursuant to the Company's profit sharing bonus plan. The bonuses are based upon net pretax profits and are generally allocated according to base salary level. Bonuses paid to executive officers for services rendered to the Company during the year ended April 30, 1998 are included in the amounts shown in the "Summary Compensation Table."

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

         Options granted under the 1996 Option Plan will be "nonqualified stock options" (that is, options that are not designed to qualify as "incentive stock options," as defined in IRC Section 422). The option price for each option granted under the 1996 Option Plan will be determined by the plan administrator, but will be not less than 85% of the Common Stock's fair market value on the date of grant. For purposes of the 1996 Option Plan, "fair market value" means the last reported sales price for the Common Stock as reported by the Nasdaq National Market for a single trading day.

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


Board Compensation Committee Report on Executive Compensation
-------------------------------------------------------------

         The Compensation Committee is composed of two independent non-employee directors, Mr. Christie and Mr. Wright.

         The Compensation Committee is responsible for recommending to the full Board of Directors, for its approval, the base compensation for all executive officers. Executive officers who serve on the Company's Board of Directors do not participate in any deliberations or decisions regarding their own compensation. The Compensation Committee receives recommendations from the chief executive officer regarding appropriate levels of base compensation for the other executive officers, including executive officers who are directors.

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

         It is the Company's practice to participate in and use, as a basis for comparison, an analysis of executive compensation in the Northwest prepared by the compensation consulting group of Milliman & Robertson, Inc. This analysis is useful in establishing base salary levels and monitoring overall compensation levels as compared to other publicly-traded companies of similar size. Executive officers' compensation paid during fiscal year 1998, with respect to base salary, cash bonus and total cash compensation, was below the median levels published in the 1997/1998 Milliman & Robertson compensation survey of all industries.

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

         No option grants were made to executive officers during the 1998 fiscal year.

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

         No option grants were made to Mr. Engel during the 1998 fiscal year.

         Mr. Engel's base salary for fiscal year 1998 was $300,000. The median base salary for chief executive officers of comparably sized public companies, as published by the Milliman & Robertson compensation survey, is $301,634.

         Mr. Engel received a cash bonus of $68,300 during fiscal year 1998 under the profit sharing plan described above, reflecting profitable operations during the first part of the fiscal year. Mr. Engel's cash bonus and total cash compensation amounts were below the published median levels; the published median levels were $143,590 and $400,000, respectively.

         Mr. Engel retired effective July 1, 1998.

         Compensation Committee Members

         Scott Christie
         William H. Wright

Stock Performance Graph
-----------------------



                         [GRAPH]


                                   Base
                                   Period        Return        Return        Return       Return        Return
       Company/Index Name        April 1993    April 1994    April 1995    April 1996   April 1997    April 1998
--------------------------------------------------------------------------------------------------------------------
WTD Industries, Inc.                 100         108.89         62.23         24.43        64.44         55.55
S&P 500 Index                        100         105.32        123.72        161.09       201.58        284.36
Paper & Forest Products-500          100         100.42        120.75        135.81       135.40        172.22


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership as of July 2, 1998 of the Company's Common Stock by (i) each director, (ii) each beneficial owner of more than 5 percent of the Common Stock, (iii) the Named Executive Officers, and
(iv) all directors and officers as a group. Except as otherwise specifically noted, each person noted below has sole investment and voting power with respect to shares indicated.

                                                     Amount and Nature
    Name and Address of Beneficial Owner       of Beneficial Ownership(1)(2)   Percent
  -------------------------------------------  -----------------------------   -------
  Quinault Corporation
  P.O. Box C                                          3,261,600                  29.2%
  Aberdeen, WA 98570

                                                     Amount and Nature
    Name of Directors and Executive Officers   of Beneficial Ownership(2)(3)   Percent
  -------------------------------------------  -----------------------------   -------
  Larry G. Black(4)                                   3,261,600                  29.2%

  Scott Christie                                         78,750                    .7%

  Richard W. Detweiler                                   40,000                    .4%

  K. Stanley Martin                                      58,425                    .5%

  Robert J. Riecke                                       51,625                    .5%

  John C. Stembridge                                     27,925                    .2%

  James R. Wilson(5)                                     26,725                    .2%

  William H. Wright                                      78,750                    .7%

  All directors and executive officers as a group
  (9 persons)                                         3,644,425                  31.6%
================================================================================

(1) As determined by reference to the beneficial owner's most recent Form 4 or 13D filing.
(2)   Beneficial Ownership is calculated as of July 2, 1998.
(3) Includes shares reserved for issuance under options exercisable within 60 days of July 2, 1998 as follows: Mr. Christie 78,750; Mr. Detweiler 40,000; Mr. Martin 48,425; Mr. Riecke 51,625; Mr. Stembridge 26,625; Mr.
      Wilson 26,625;  and Mr. Wright 78,750.
(4) Mr. Black, by virtue of being president and sole director of Quinault, is deemed to beneficially own the shares owned by Quinault.
(5) Mr. Wilson shares with his spouse Christine R. Wilson voting and investment power as to 100 shares beneficially owned. See Note 3 above for details of individual option rights.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1998, five of the Company's subsidiaries purchased logs from Quinault Logging Company in the amount of approximately $2.1 million. Mr. Larry G. Black, a director of the Company, is president and a director of Quinault Logging Company and is president and sole director of Quinault, owner of approximately 29% of the Company's common stock.

         The Company, Bruce L. Engel, Quinault and Larry G. Black entered into an agreement dated as of June 10, 1997 (the "Agreement"). Pursuant to the terms of the Agreement, the Company and Mr. Engel will have the right of first refusal with respect to any shares of the Company's Common Stock sold by Quinault prior to June 15, 1999. In addition, Quinault granted Mr. Engel an option to purchase shares of the Company's Common Stock such that the amount of the Company's
Common  Stock  owned by Mr.  Engel and his  affiliates  will equal the number of shares owned by Quinault, Mr. Black and their affiliates. Pursuant to the Agreement, Quinault, Mr. Black and their affiliates may not, without the prior written consent of the Company's Board, act in a manner that would (i) remove Mr. Engel as an officer or director of the Company or (ii) result in the liquidation, sale, merger or other combination of the Company. Pursuant to the Agreement the Company nominated Mr. Black for election as a director at the
Company's 1997 Annual Meeting of Shareholders. The Agreement restricts the Company from taking certain actions to dilute Quinault's holdings. Pursuant to the Agreement, the Company recommended the removal of certain voting restrictions placed on Quinault pursuant to ORS 60.801--816 (the "Control Share Restrictions") at the 1997 Annual Meeting of Shareholders.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements                                                Page
------ --------------------                                                ----

         The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

         Report of Independent Certified Public Accountants                 37

         Consolidated Statements of Operations for the Years
           Ended April 30, 1998, 1997 and 1996                              38

         Consolidated Balance Sheets at April 30, 1998 and 1997             39

         Consolidated Statements of Cash Flows for the Years
           Ended April 30, 1998, 1997 and 1996                              41

         Consolidated Statement of Changes in Stockholders'
           Equity for the Years Ended April 30, 1998,
           1997 and 1996                                                    42

         Notes to Consolidated Financial Statements                         43

(a)(2) Financial Statement Schedules
------ -----------------------------

         The schedules called for under Regulation S-X are not submitted because they are not applicable, are not required, or because the required information is not material or is included in the financial statements or notes thereto.

(a)(3) Exhibit Index                                                       Page
------ -------------                                                       ----

2.1           Final form of Registrant's Second Amended
              Joint Plan of Reorganization dated October 5,
              1992, filed with the United States Bankruptcy
              Court for the Western District of Washington. (1)

3.1           Fourth Restated Articles of Incorporation of the
              Registrant adopted November 27, 1992, as amended
              on March 4, 1998.                                             60

3.2           Second Restated Bylaws of the Registrant effective
              November 27, 1992.  (8)

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

                                                                           Page
                                                                           ----

4.2.7 Amendment dated as of October 1, 1997 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon.
              (17)

4.2.8 Amendment dated as of January 1, 1998 to Credit and Security Agreement dated as of November 30, 1992, between Registrant and Principal Mutual Life Insurance Company, Aetna Life Insurance Company, The Northwestern Mutual Life Insurance Company, Chemical Bank, Seattle-First National Bank, and Bank of America Oregon.
              (18)

4.2.9         Amendment dated as of April 1, 1998 to Credit and
              Security Agreement dated as of November 30, 1992,
              between Registrant and Principal Mutual Life Insurance
              Company, Aetna Life Insurance Company, The Northwestern
              Mutual Life Insurance Company, Chemical Bank,
              Seattle-First National Bank, and Bank of America Oregon.      80

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

10.1.5 Form of Stock Option Agreement for directors and officers of the Registrant.* (19)

10.3 Form of Indemnification Agreement for directors, officers and certain employees effective January 30, 1991.* (8)

10.4          Description of Management Profit-Sharing Bonus Plan.*
              (5)

10.61 WTD Industries, Inc. Retirement Savings Plan and Trust dated as of May 1, 1989.* (6)

                                                                           Page
                                                                           ----

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

10.63         Amendment No. 2 to WTD Industries, Inc. Retirement
              Savings Plan and Trust adopted May 30, 1991.* (7)

10.64         Amendment No. 3 to WTD Industries, Inc. Retirement
              Savings Plan and Trust adopted June 26, 1992.* (7)

10.65         Amendment No. 4 to WTD Industries, Inc. Retirement
              Savings Plan and Trust adopted April 30, 1993.* (8)

10.66         Amendment No. 5 to WTD Industries, Inc. Retirement
              Savings Plan and Trust adopted December 28, 1994.* (10)

10.67         Amendment No. 6 to WTD Industries, Inc. Retirement
              Savings Plan and Trust adopted June 10, 1997.* (19)

10.7 Agreement dated effective as of June 10, 1997 among the Company, Engel, Quinault and Black. (15)

10.8 Amended and Restated Rights Agreement dated as of March 4, 1998, between the Registrant and ChaseMellon
              Shareholder Services, as Rights Agent. (20)

10.9          Employment Agreement dated May 27, 1998 between
              Registrant and Robert J. Riecke.* ***                         85

12.2          Computation of Registrant's Net Income (Loss) to Average
              Total Assets.                                                 91

12.3          Computation of Registrant's Net Income (Loss) to Average
              Stockholders' Equity.                                         92

12.4          Computation of Registrant's Average Stockholders' Equity
              to Average Total Assets.                                      93

21.1          Subsidiaries of the Registrant (list updated as of July
              2, 1998).                                                     94

23.1          Consent of Independent Certified Public Accountants.          95

27.1          Financial Data Schedule.**

27.2          Restated Financial Data Schedule.**

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

         (15) Incorporated by reference to the exhibit of like number to the Registrant's report on Form 8-K filed with the Commission on June 12, 1997.

         (16) Incorporated by reference to exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-15461) filed with the Commission on November 4, 1996.

         (17) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1997, previously filed with the Commission.

         (18) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended January 31, 1998, previously filed with the Commission.

         (19) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1997, previously filed with the Commission.

         (20) Incorporated by reference to exhibit 2.1 to the Registrant's report on Form 8-A filed with the Commission on March 20, 1998.

         *   Management contract or compensatory plan or arrangement.

         ** This schedule has been submitted in the electronic form prescribed by EDGAR.

         *** A schedule attached to this exhibit identifies all other documents not required to be filed as exhibits because such exhibits are substantially identical to this exhibit.

         Except for instruments already filed as exhibits to this Form 10-K, the Registrant agrees to furnish the Commission upon request a copy of each instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries, the amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

     (b)  Reports on Form 8-K
     ---  -------------------

         A current report on Form 8-K, describing the Amended and Restated Rights Agreement between the Registrant and ChaseMellon Shareholder Services, as Rights Agent, was filed with the Securities and Exchange Commission on March 20, 1998.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WTD Industries, Inc.
(Registrant)



By:/s/ Robert J. Riecke
   --------------------------
Robert J. Riecke
Vice President-Administration
July 22, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 22, 1998.


/s/ Robert J. Riecke                          /s/ K. S. Martin
----------------------------------            ----------------------------------
Robert J. Riecke                              K. Stanley Martin
Vice President-Administration                 Vice President-Finance (Principal
and Director                                  Financial and Accounting Officer)
                                              and Director

/s/ John C. Stembridge                        /s/ Larry G. Black
----------------------------------            ----------------------------------
John C. Stembridge                            Larry G. Black, Director
Interim Chief Operating Officer

/s/ Scott Christie                            /s/ Richard W. Detweiler
----------------------------------            ----------------------------------
Scott Christie, Director                      Richard W. Detweiler, Director

/s/ William H. Wright
----------------------------------
William H. Wright, Director

[MOSS ADAMS LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders
WTD Industries, Inc.


We have audited the accompanying consolidated balance sheets of WTD Industries, Inc. and subsidiaries (the "Company") as of April 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity, for each of the years in the three-year period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WTD Industries, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of operations and their cash flows for each of the years in the three-year period ended April 30, 1998, in conformity with generally accepted accounting principles.



                                                 /s/ Moss Adams LLP
                                                 ------------------
                                                 MOSS ADAMS



Beaverton, Oregon
June 4, 1998

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)




                                                      YEAR ENDED APRIL 30,
                                       ------------------------------------------------
                                           1998              1997               1996
                                       ------------      ------------      ------------
NET SALES                              $   242,051       $   284,086       $   191,964

COST OF SALES                              231,303           255,068           186,514

                                       ------------      -----------       -----------
GROSS PROFIT                                10,748            29,018             5,450

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   11,290            12,529             9,685
IMPAIRMENT CHARGES                           4,168                --                --
REORGANIZATION CREDITS                          --                --              (409)

                                       ------------      ------------      ------------
OPERATING INCOME (LOSS)                     (4,710)           16,489            (3,826)

OTHER INCOME (EXPENSE)
     Interest expense                       (4,682)           (5,029)           (5,318)
     Miscellaneous                            (394)              630               646

                                       ------------      ------------      ------------
                                            (5,076)           (4,399)           (4,672)

                                       ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES           (9,786)           12,090            (8,498)

PROVISION FOR INCOME TAXES (BENEFIT)         2,364             3,120            (2,454)

                                       ------------      ------------      ------------

NET INCOME (LOSS)                          (12,150)            8,970            (6,044)

PREFERRED DIVIDENDS                          2,290             2,228             2,364

                                       ------------      ------------      ------------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS               $   (14,440)      $     6,742       $    (8,408)
                                       ============      ============      ============


NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                  ($1.30)            $0.61            ($0.76)
                                            =======            =====            =======


   - DILUTED                                ($1.30)            $0.59            ($0.76)
                                            =======            =====            =======






The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In Thousands)



                                                                        APRIL 30,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
CURRENT ASSETS
   Cash and cash equivalents                                $      2,157      $      8,209
   Accounts receivable, net                                       10,464            16,830
   Inventories                                                    14,005            17,760
   Prepaid expenses                                                1,195             1,817
   Income tax refund receivable                                       --             1,145
   Deferred tax asset                                                750             1,383
   Assets held for sale                                            6,685               361
   Timber, timberlands and timber-related assets                   4,252             3,936
                                                              -----------       -----------
      Total current assets                                        39,508            51,441


NOTES AND ACCOUNTS RECEIVABLE                                        103               124

TIMBER AND TIMBERLANDS                                                --               629

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                            2,849             3,343
   Buildings and improvements                                     11,123            11,194
   Machinery and equipment                                        62,623            70,391
                                                              -----------       -----------
                                                                  76,595            84,928

     Less accumulated depreciation                                52,378            56,557
                                                              -----------       -----------
                                                                  24,217            28,371

   Construction in progress                                          225             4,365
                                                              -----------       -----------
                                                                  24,442            32,736

DEFERRED TAX ASSET                                                    --               280

OTHER ASSETS                                                       1,258             1,276
                                                              -----------       -----------

                                                             $    65,311       $    86,486
                                                              ===========       ===========













The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)


                                                                        APRIL 30,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
CURRENT LIABILITIES
   Accounts payable                                         $      8,992      $      9,709
   Accrued expenses                                                6,568             9,644
   Timber contracts payable                                          323               246
   Current maturities of long-term debt                            8,467             2,367
                                                             ------------      ------------
      Total current liabilities                                   24,350            21,966

LONG-TERM DEBT, less current maturities                           36,868            46,086

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                         20,688            20,688
     Series B, 6,111 shares outstanding                              333               333
  Common stock, no par value, 40,000,000 shares authorized,
     11,154,374 issued and outstanding (11,083,474 in 1997)       28,752            28,647
  Additional paid-in capital                                          15                15
  Retained deficit                                               (45,695)          (31,249)
                                                             ------------      ------------
                                                                   4,093            18,434
                                                             ------------      ------------

                                                            $     65,311      $     86,486
                                                             ============      ============















The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                           YEAR ENDED APRIL 30,
                                                              --------------------------------------------

                                                                  1998             1997            1996
                                                              -----------      -----------      ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                          $   (12,150)     $     8,970      $   (6,044)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                       5,571            6,353           4,903
    Deferred income tax                                              913            2,837            (222)
    Impairment loss                                                4,168               --              --
    Reorganization credits                                            --               --            (409)
    Accounts receivable                                            6,366           (6,640)          1,214
    Inventories                                                    3,755           (3,869)          4,213
    Prepaid expenses                                                 622             (249)          2,456
    Timber, timberlands and timber-related assets - current         (392)           2,031           3,198
    Payables and accruals                                         (3,645)           5,399            (587)
    Income taxes                                                   1,145              990          (1,632)
                                                              -----------      -----------      ----------
     Cash provided by operating activities                         6,353           15,822           7,090
                                                              -----------      -----------      ----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivables                                      21               40             (75)
  Net reductions of  timber and timberlands                          629               50              26
  Acquisition of property, plant and equipment                    (7,807)          (7,450)         (3,904)
  Net book value of disposed idle assets                             176              376             145
  Other investing activities                                          51              142             102
                                                              -----------      -----------      ----------
     Cash used for investing activities                           (6,930)          (6,842)         (3,706)
                                                              -----------      -----------      ----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                  --              265              --
  Principal payments on long-term debt                            (3,190)          (3,321)         (2,379)
  Other assets                                                       (94)             (69)           (106)
  Dividends paid on preferred stock                               (2,296)          (2,228)         (2,346)
  Issuance of common stock                                           105                6              --
                                                              -----------      -----------      ----------
     Cash used for financing activities                           (5,475)          (5,347)         (4,831)
                                                              -----------      -----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (6,052)           3,633          (1,447)

CASH BALANCE AT BEGINNING OF YEAR                                  8,209            4,576           6,023
                                                              -----------      -----------      ----------
CASH BALANCE AT END OF YEAR                                  $     2,157      $     8,209      $    4,576
                                                              ===========      ===========      ==========

CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                        $4,696           $4,940          $3,095
  Income taxes                                                      $305            ($711)          ($598)






The accompanying notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)




                               SERIES A          SERIES B
                            PREFERRED STOCK   PREFERRED STOCK     COMMON STOCK                 RETAINED    STOCK
                           ----------------- ----------------- ------------------   PAID-IN    EARNINGS   HOLDERS'
                           SHARES   AMOUNT   SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL    (DEFICIT)   EQUITY
                           ------ ---------- ------ ---------- ------- ---------- ---------- ---------- ----------
Balance at April 30, 1995     270   $20,688       6      $333   11,077   $28,641        $15   ($29,601)   $20,076

Dividends paid                 --        --      --        --       --        --         --     (2,346)    (2,346)

Net loss                       --        --      --        --       --        --         --     (6,044)    (6,044)
                           ------ ---------- ------ ---------- ------- ---------- ---------- ---------- ----------
Balance at April 30, 1996     270    20,688       6       333   11,077    28,641         15    (37,991)    11,686

Stock options exercised        --        --      --        --        6         6         --         --          6

Dividends paid                 --        --      --        --       --        --         --     (2,228)    (2,228)

Net income                     --        --      --        --       --        --         --      8,970      8,970
                           ------ ---------- ------ ---------- ------- ---------- ---------- ---------- ----------
Balance at April 30, 1997     270    20,688       6       333   11,083    28,647         15    (31,249)    18,434

Stock options exercised        --        --      --        --       71       105         --         --        105

Dividends paid                 --        --      --        --       --        --         --     (2,296)    (2,296)

Net income                     --        --      --        --       --        --         --    (12,150)   (12,150)
                           ------ ---------- ------ ---------- ------- ---------- ---------- ---------- ----------
Balance at April 30, 1998     270   $20,688       6      $333   11,154   $28,752        $15   ($45,695)    $4,093
                           ====== ========== ====== ========== ======= ========== ========== ========== ==========





















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

         Lumber market conditions deteriorated during the second quarter of fiscal year 1998 and remained weak through the fourth quarter, after approximately 16 months of good conditions. The Company responded to certain lumber price adjustments by altering product mix and reducing log costs when possible. During much of the year, there was an oversupply of lumber in the U.S. market. This was the result of traditional export producers manufacturing for the U.S. lumber market as exports weakened. Additionally, demand from California, a major segment of the Company's market, was lower than usual due to the extraordinarily wet weather which delayed construction projects. In response to the generally weak market conditions, the Company curtailed production at selected mills and reduced the level of operations at various times during the year.

         The fiscal year 1998 results were such that management initiated amendments to its primary debt agreement. This debt agreement was amended as of October 1, 1997, January 1, 1998 and April 1, 1998 with respect to certain financial performance covenants. These amendments follow similar earlier amendments, the most recent as of May 1, 1996. Improved operating conditions from those in existence during fiscal year 1998 will be necessary for the Company to remain in compliance with its primary debt agreement. See Note 5 to Consolidated Financial Statements.

         The Company's sales are predominately in the United States; export sales are not material. During the year ended April 30, 1998, the Company had no customers that accounted for 10% or more of net sales. The loss of any one customer would not, in the opinion of management, have a material adverse impact on the financial results of the Company.

         Temporary cash investments and trade receivables potentially subject the Company to concentrations of credit risk. The Company places its temporary cash investments with high credit-quality financial institutions, and by policy limits the amount of credit exposure to any one institution. The Company reviews a customer's credit history before extending credit and continuously evaluates its accounts receivable for collectability. Concentrations of credit risk on trade receivables are limited due to the Company's large number of customers and their widely varying locations. Generally, the Company does not require collateral or other security to support its trade receivables.

         WTD has from time to time utilized futures contracts to reduce the Company's exposure to adverse movements in the log and lumber markets. This activity has not been significant in the past, and the Company had no material futures position at April 30, 1998.

         Cash and cash equivalents - Financial instruments with a maturity of three months or less are considered to be cash equivalents.

         Accounts receivable - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $128,000 and $195,000 at April 30, 1998 and 1997, respectively.

         Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                             APRIL 30,
                                      ----------------------
                                         1998         1997
                                      ---------   ----------
         Logs                         $   3,791   $    9,054
         Lumber                           8,635        7,379
         Supplies and other               1,579        1,327
                                      ---------   ----------

                                      $  14,005   $   17,760
                                      =========   ==========

         At April 30, 1998 and 1997, $642,000 and $179,000, respectively, of log inventory was valued at market, which approximated cost. At April 30, 1998, $7,787,000 of lumber inventory was valued at market, which represented a $1,272,000 reduction from cost. At April 30, 1997, $2,667,000 of lumber inventory was valued at market, which represented a reduction of $297,000 from cost.

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

         Timber-cutting contracts - The Company purchases timber under various types of contracts. Certain contracts, for which the total purchase price is fixed, are recorded as assets along with the related liability at the date acquired. The remaining contracts, for which the total purchase price depends on the volume of timber removed, are considered to be commitments and are not recorded until the timber is removed. See Note 10 to Consolidated Financial Statements.

         Income taxes - Income taxes are provided for transactions in the year in which they are reflected in earnings, even though they may be reported for tax purposes in a different year. The resulting difference between taxes charged to operations and taxes paid is reported as deferred income taxes. Tax credits are recognized in the year utilized, using the flow-through method. See Note 6 to Consolidated Financial Statements.

         Accrued expenses - The following is a summary of the components of accrued expenses (in thousands):

                                             APRIL 30,
                                      ----------------------
                                         1998         1997
                                      ---------   ----------

         Payroll and related items    $   4,145   $    5,226
         Freight payable                    934        1,622
         Other                            1,489        2,796
                                      ---------   -----------

                                      $   6,568   $    9,644
                                      =========   ==========

         Reserves for self-insurance - workers' compensation - Under its self-insurance plan, the Company accrues the estimated cost of workers' compensation claims based on prior years' open claims. An accrual of $1.6 million and $2.3 million is included in the accompanying fiscal year 1998 and 1997 financial statements, respectively. Payments based on actual fiscal year 1998 claims ultimately filed could differ materially from these statements.

         Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

NOTE  2 - IMPAIRMENT  CHARGES

         The Company has classified certain property, plant and equipment related to two facilities as Assets Held for Sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment loss associated with these two mills. The resulting adjustment of approximately $4.2 million to reduce the book value of these assets was recorded in the fourth quarter ended April 30, 1998. The Company considers continued operating losses and significant and long-term changes in industry conditions to be its primary indicators of potential impairment. An impairment was recognized when the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on current appraisal values, or other estimates of fair value such as discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. At April 30, 1998, these assets have a remaining carrying amount of $6.5 million. The Company intends to operate one of these facilities while pursuing alternatives for its sale. The other facility has been shut down and the Company intends to sell it. Together, these two facilities recorded net sales of $24.8 million, $36.9 million, and $22.6 million, and contributed net operating losses of $3.1 million, $.1 million, and $2.4 million for the years ended April 30, 1998, 1997, and 1996, respectively, excluding the impairment charge in the fourth quarter of fiscal 1998.

         The Company continually considers market conditions and changes occurring in the forest products industry to evaluate the status of its
individual  mill  facilities,   and  management   believes  that  all  necessary
impairment adjustments have been made at April 30, 1998. However, given the volatility of the market over the past nine months and the losses incurred during that fiscal period, management will continue to evaluate impairment issues.

NOTE 3 - NET INCOME (LOSS) PER  SHARE

         This computation is based on net income (loss) less preferred dividends for the period, divided by the weighted average number of shares of Common Stock and equivalents assumed to be outstanding during the period. Anti-dilutive common stock equivalents consisting of certain employee stock options and certain convertible preferred stock, are excluded from the calculation.

         The calculations of net income (loss) per share for the years ended April 30, 1998, 1997 and 1996 are summarized below (in thousands, except per-share data):

                                                                      Year Ended April 30,
                                                        ------------------------------------------
                                                            1998           1997            1996
                                                        -------------  ------------  -------------
Net income (loss)                                       $    (12,150)  $     8,970   $     (6,044)
Preferred dividends                                            2,290         2,228          2,364
                                                        -------------  ------------  -------------

Net income (loss) applicable to common shareholders     $    (14,440)  $     6,742   $     (8,408)
                                                        =============  ============  =============

Weighted average shares outstanding
         - Basic                                              11,130        11,078         11,077

Additional shares assumed from:
         - Conversion of Series B preferred stock                --            213            --
         - Exercise of stock options                             --             94            --
                                                        -------------  ------------  -------------

Average number of shares and equivalents outstanding
         - Diluted                                            11,130        11,385         11,077
                                                        =============  ============  =============


Net income (loss) per common share
         - Basic                                        $      (1.30)  $       0.61   $      (0.76)
                                                        =============  =============  =============

         - Diluted                                      $      (1.30)  $       0.59   $      (0.76)
                                                        =============  =============  =============

         Earnings (loss) per share have been recomputed and restated for the effects of implementing Statement of Financial Accounting Standard Number 128,
"Earnings per Share" as of December 31, 1997.

NOTE 4 - TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

         The following summarizes the components of timber, timberlands and timber-related assets (in thousands):

                                                               APRIL 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------

         Timber held under contract                    $    1,270    $    1,164
         Timber, timberlands and timber deposits            2,754         2,531
         Logging roads (at amortized cost)                    228           241
                                                       ----------    ----------

                                                       $    4,252    $    3,936
                                                       ==========    ==========

         Timber and timberlands, long-term             $        0    $      629
                                                       ==========    ==========

         Timber held under contract is comprised of various public and private timber contracts representing approximately 10.0 million board feet
(MMBF) at April 30, 1998 and 10.9 MMBF at April 30, 1997. Outstanding obligations relating to these contracts at April 30, 1998 and 1997, were $323,000 and $246,000, respectively.

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                  APRIL 30,
                                                                          -----------------------
                                                                             1998          1997
                                                                          ----------    ----------

            Senior  secured debt,  bearing  interest at 10%;  principal payable in quarterly  installments of $225 through December
            15,  1997  then  quarterly  installments  of  $400  through
            December 15, 1998,  then quarterly  installments  of $1,000 beginning  March 15, 1999,  and a final payment in December
            2004; secured by substantially all assets of the
            Company.                                                      $  43,744     $  46,630

            Secured notes, interest at 9% and 10%; payable on
            various dates; secured by various assets.                           373           388

            Priority notes, balance payable in fiscal 1998, plus interest
            at 8.3%; senior to all other unsecured obligations.                 --             17

            Unsecured  senior  subordinated  notes,  net of discount of
            $305  ($329  at  April  30,  1997);  8%  coupon,  effective interest rate of 13.3%;  semi-annual  interest payments due each June 30 and December 31; principal due in full June
            30, 2005.                                                           967           943

            Other  unsecured debt, net of discount of $20 ($66 at April
            30, 1997);  payable in equal annual  installments  of $270;
            non-interest bearing; effective interest rate of 12.3%.             251           475
                                                                          ----------    ----------

                                                                             45,335        48,453

            Less current maturities                                          (8,467)       (2,367)
                                                                          ----------    ----------

                                                                          $  36,868     $  46,086
                                                                          ==========    ==========

         The Company has classified $6 million of debt as current related to the assets held for sale as described in Note 2. The Company's primary debt agreement calls for proceeds received from the sale of facilities to be used to pay down long-term debt.

         The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, total liabilities ratio (as defined), and collateral coverage (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, stockholders and affiliates. This debt agreement was most recently amended as of April 1, 1998, with respect to certain affirmative financial performance covenants.

         At April 30, 1998 the Company's tangible net worth was $3.9 million, compared to a negative $1.0 million required by the covenant. At that same date, the Company's working capital was $15.2 million, compared to $9.0 million required by the covenant. Also, at April 30, 1998, the Company's adjusted cumulative operating income was $34.1 million, compared to $27.5 million required. The collateral coverage ratio at April 30, 1998 was 66.3%, compared to a 50% minimum required level. The total liabilities ratio was 93.7% at April 30, 1998, compared to a maximum allowed of 105%. The required level of tangible net worth increases to $0 on January 1, 1999, $2.0 million at July 1, 1999, and $4.0 million at July 1, 2000. The required level of working capital increases to $11.5 million at July 1, 1999, $14.0 million at July 1, 2000 and $16.5 million at July 1, 2002. The required level of adjusted cumulative operating income increases to $30.0 million at August 1, 1998, $34.0 million at November 1, 1998, $37.5 million at July 1, 1999, $42.5 million at July 1, 2000 and $47.5 million at July 1, 2001. The minimum required collateral coverage ratio increases to 63% at July 1, 1999. The maximum allowed total liabilities ratio drops to 100% on August 1, 1998, 95% at July 1, 1999, and 85% at July 1, 2000. During the year ended April 30, 1998, the Company's adjusted cumulative operating income decreased by $2.7 while showing a loss before taxes of $9.8 million. The Company continues to be in compliance with all covenants contained in this agreement.

         In accordance with the Company's primary debt agreement, additional prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1998. In connection with the May 1, 1996 amendment, the Company agreed to an additional prepayment computed at 30% of quarterly net income. Payments made during the year ended April 30, 1998 pursuant to this provision totaled $1.6 million.

         Future minimum repayments, including anticipated payment of proceeds from production facility sales but exclusive of any mandatory prepayments if certain earnings thresholds are reached, under the terms of all of the Company's debt are as follows (in thousands):

         Fiscal year ending April 30, 1999         $     8,467
         Fiscal year ending April 30, 2000               4,017
         Fiscal year ending April 30, 2001               4,017
         Fiscal year ending April 30, 2002               4,229
         Fiscal year ending April 30, 2003               4,094
         Thereafter                                     20,511
                                                        ------
                                                   $    45,335

NOTE 6 - PROVISION FOR INCOME TAXES

         The federal and state income tax provision consists of the following (in thousands):

                                                          Year Ended April 30,
                                           ------------------------------------------------
                                                1998             1997             1996
                                           --------------   --------------   --------------
Income (loss) before income taxes          $    (9,786)     $    12,090      $    (8,498)
                                           ==============   ==============   ==============

Provision for income taxes (benefit):
    Federal                                $     2,115      $     2,636      $    (2,114)
    State                                          249              484             (340)
                                           --------------   --------------   --------------

                                           $     2,364      $      3,120     $    (2,454)
                                           ==============   ==============   ==============

    Current                                $     1,451      $       283      $    (2,232)
    Deferred                                       913            2,837             (222)
                                           --------------   --------------   --------------

                                           $     2,364      $     3,120      $    (2,454)
                                           ==============   ==============   ==============

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal tax rate to income (loss) before taxes is attributable to the following (in thousands):

                                                                   Year Ended April 30,
                                                ----------------------------------------------------------
                                                       1998                1997                1996
                                                ------------------  ------------------  ------------------
                                                  Amount      %       Amount      %       Amount      %
                                                ---------  -------  ---------  -------  ---------  -------
Federal statutory income tax
   provision (benefit)                          $ (3,327)    (34%)  $  4,111      34%    $(2,889)    (34%)

State statutory income tax
   provision (benefit)                              (391)     (4)        484       4        (340)     (4)

Change in valuation allowance for
   deferred tax assets                             7,282      74        (414)     (3)        (32)     --

Carryback (establishment) of
   net operating losses (NOL) in  years
   with rates different than statutory rates      (1,200)    (12)      (1,061)    (9)        807       9
                                                ---------  -------  ---------  -------  ---------  -------

Actual income tax provision (benefit)           $  2,364      24%    $  3,120     26%   $ (2,454)    (29%)
                                                ===========================================================


         At April 30, 1998 and 1997, deferred tax assets and liabilities were comprised of the following (in thousands):

                                                        Year Ended April 30,
                                                   ----------------------------
                                                        1998             1997
                                                   ------------    ------------
Deferred tax assets:
    Vacation accruals                              $       248     $       265
    Insurance accruals                                     860             901
    Professional fee amortization and accruals             113             114
    Asset impairments not deductible for tax
           until realized                                1,584              --
    Tax benefit of NOL carryforward and
           tax credits carryforward                      9,862           5,032
    Bad debts,  discounts and other                         73             103
                                                   ------------    ------------
                                                        12,740           6,415

Deferred tax liabilities:
    Depreciation and capitalization differences
           between financial and tax accounting         (2,846)         (3,020)
    Professional fee amortization and accruals             711             812
    Other                                                  (73)            (44)
                                                   ------------    ------------
                                                        (2,208)         (2,252)
                                                   ------------    ------------

Net deferred tax assets                                 10,532           4,163

Valuation allowance                                     (9,782)         (2,500)
                                                   ------------    ------------

Net deferred tax asset reported                    $       750     $      1,663
                                                   ============    ============

         During the current year, the Company has sustained significant operating losses. Because of the difficult operating environment and the likely delayed or decreased use of the Company's deferred tax assets to shelter future income, management has increased the Company's valuation reserve to approximately $9.8 million, resulting in a charge of $7.3 million in additional income tax expense in the year ended April 30, 1998. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

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

         During the current year, the Company was notified that these amended tax returns and carryback claims were under review by the Internal Revenue Service (IRS). During the examination, the IRS and the Company settled the amount of the claims to approximately $1 million. This has resulted in the Company removing the remaining receivable from the books as additional income tax expense during the current year. As part of the IRS's settlement of a portion of the claim, approximately $4.6 million of NOL that had been previously utilized in the amended tax returns and carryback claims became available for future carryforward to offset future taxable income. The Company's remaining adjusted NOL at April 30, 1998 is approximately $22 million for federal income tax and $20 million for state income tax purposes. These carryforwards expire in 2007 and 2012.

NOTE 7 - STOCKHOLDERS' EQUITY

Stockholders' equity at April 30, 1998 consists of the following:

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

         Series C junior participating preferred stock, $100 per share liquidation preference; 400,000 shares authorized; no shares issued or outstanding; each share has 100 votes, voting together with Common Stock; dividends payable only if paid on the Company's Common Stock at 100 times the Common Stock dividend rate. This class of preferred stock was authorized in connection with the shareholder rights plan adopted by the Company on March 4, 1998.

         Common Stock, no par value; 40,000,000 shares authorized; 11,154,374 shares issued and outstanding (11,083,474 as of April 30, 1997). Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,367,067 shares if the remaining outstanding Series B preferred stock is converted to Common Stock.

         On March 4, 1998, the Board of Directors adopted a Shareholder Rights Plan (Plan). Under the Plan, the Board declared a distribution of one Preferred Share Purchase Right (Right) for each outstanding common share of the Company. The distribution was payable on March 4, 1998 to the shareholders of record on that day. The Rights are attached to, and automatically trade with, the outstanding shares of the Company's common stock.

         The rights will become exercisable in the event that any person or group of affiliated persons becomes a holder of 15% or more of the Company's outstanding common shares or any person or group of affiliated persons, at the date of the Rights Agreement, beneficially owning 15% or more of the then outstanding common shares has acquired beneficial ownership of 31% or more of the outstanding common shares. In addition, the rights will become exercisable in the event of the commencement of a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons meeting the above listed requirements as to ownership of the Company's outstanding common shares. Once the rights become exercisable they entitle all other shareholders to purchase, by payment of a $7.50 exercise price, one one-hundredth of a share of Series C Junior Participating Preferred Stock, subject to adjustment. In addition, at any time after the above mentioned criteria have been met and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right to be exchanged for one share of common stock or one one-hundredth of a share of Series C Junior Participating Preferred Stock. In general, none of the benefits of the Rights will be available to a holder of the common stock meeting the above mentioned criteria. The Rights may be redeemed by the Company at a price of $0.01 per Right at any time prior to their expiration of March 4, 2008.

NOTE 8 - REORGANIZATION CHARGES (CREDITS)

         In fiscal 1993, the Company reorganized under Chapter 11 of the Federal Bankruptcy Code. In conjunction with the restructuring, management reduced the value of assets associated with certain facilities to their estimated net realizable value and established certain reserves for expenses related to the cost of holding and disposing of such facilities. In fiscal year 1996, the reorganization credits related to the Company's sale of idle assets and settlement of obligations at amounts which varied from their original estimates. In fiscal years 1997 and 1998, no reorganization credits or charges were recognized.

NOTE 9 - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         Effective December 30, 1992, the Company's 1986 Stock Option Plan ("Option Plan") was amended and restated, and new options were granted. This Option Plan terminated on July 11, 1996. At the Company's Annual Meeting of Shareholders held on October 21, 1996, the stockholders approved a 1996 Stock Option Plan ("1996 Option Plan"). Non-qualified stock options may be granted to directors, independent contractors, consultants and employees to acquire up to 525,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The 1996 Option Plan provides for incremental vesting based upon the optionee's period of service with the Company, and is administered by the Board of Directors. Stock options outstanding at April 30, 1998, 1997 and 1996 related only to employees and directors.
                                                           Stock Options
                                                      -----------------------
                                                                    Weighted
                                                                     Average
                                                       Number of    Exercise
                                                         Shares      Price
                                                      -----------  ----------
         Shares under option at April 30, 1996           741,600      $1.92


               Options granted                           453,000       1.51


               Options exercised                          (6,400)      0.96


               Options canceled                          (23,600)      3.00
                                                      -----------


         Shares under option at April 30, 1997         1,164,600       1.74


               Options exercised                         (70,900)      1.48


               Options canceled                          (28,400)      2.04
                                                      -----------


         Shares under option at April 30, 1998         1,065,300      $1.75
                                                      ===========


         Shares exercisable at April 30, 1998            822,790      $1.82
                                                      ===========


         Exercise prices for options outstanding as of April 30, 1998 ranged from $.95625 to $3.00. The weighted average remaining contractual life of those options is 6.5 years.

                     Employee Options Outstanding                        Options Exercisable
  ---------------------------------------------------------------  ------------------------------
                                     Weighted-Avg
                         Number        Remaining                       Number
     Range of        Outstanding at   Contractual  Weighted-Avg    Exercisable at  Weighted-Avg
  Exercise Prices       4/30/98          Life      Exercise Price      4/30/98     Exercise Price
  -----------------  --------------  ------------  --------------  --------------  --------------
      $0.95625              56,200        4.7         $0.95625          56,200        $0.95625
       1.50000             378,850        4.9          1.50000         370,100         1.50000
       1.51500             434,600        8.5          1.51500         200,840         1.51500
       3.00000             195,650        5.4          3.00000         195,650         3.00000
                      ------------                                  ------------

  $.95625 - $3.00        1,065,300        6.5          1.75292         822,790        $1.82320
                      ============                                  ============

         Options for 90,400 shares remain available for grant. These options will have an exercise price of an amount per share determined by the Company's Board of Directors, but not less than 85 percent of the fair market value of the Company's Common Stock on the date of grant.

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

         The following summarizes the amounts paid pursuant to the Company's bonus programs (in thousands):

                                            Year Ended April 30,
                                       ----------------------------
                                         1998      1997      1996
                                       --------  --------  --------
         Hourly employee bonus         $  5,200  $  4,700  $  3,800
         Salaried employee bonus          1,200     3,600       700
                                       --------  --------  --------
                                       $  6,400  $  8,300  $  4,500
                                       ========  ========  ========


         The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute 2 to 20 percent of their compensation. The Company matches contributions of employees participating in the Production/Safety/Attendance Bonus program on a monthly basis in an amount as determined from time to time by the Board of Directors. Salaried employees are not generally entitled to matching contributions. During the years ended April 30, 1998, 1997 and 1996, the Company incurred expenses for matching contributions and plan administration of
$289,000; $235,000; and $214,000; respectively. Company contributions to this plan are funded on a current basis.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

         (a) Timber commitments - At April 30, 1998, the Company had contracts to purchase approximately 22.6 MMBF of timber from the Oregon State Department of Forestry and others for an estimated stumpage cost of $5,812,000. Deposits were made on these contracts and additional payments are required as timber is removed. Because of the volatility of product prices, the long-term nature of these contracts and the options of selling logs, or processing them into lumber, it is not possible to estimate potential losses, if any, that might be incurred under these contracts at April 30, 1998. The expiration dates of the contracts are as follows:

                                      Footage         Stumpage
         Year Ending April 30,          MMBF            Cost
         ---------------------        -------      --------------
                 1999                   6.6        $    1,569,000
                 2000                   3.4               751,000
                 2001                  12.6             3,492,000
                                       ----        --------------

                                       22.6        $    5,812,000
                                       ====        ==============

         (b) Leases - At April 30, 1998, the Company had future minimum rental commitments for operating leases as follows: 1999 - $1,397,000; 2000 - $1,170,000; 2001 - $1,096,000; 2002 - $517,000; 2003 - $351,000; thereafter -
$108,000.

         Total rental expense for all leases was $1,348,000, $1,136,000 and $1,124,000 for the years ended April 30, 1998, 1997 and 1996, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

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

         (e) Year 2000 compliance - The Company is conducting a review of its computer and other systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes, with modification to existing software and converting to new software and hardware, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

NOTE 11 -  UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following quarterly information for the years ended April 30, 1998 and 1997 is unaudited, but includes all adjustments (which consist of normal recurring adjustments) which management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):

                                                     YEAR ENDED APRIL 30, 1998
                                 ---------------------------------------------------------------
                                                         QUARTER
                                 --------------------------------------------------
                                    FIRST       SECOND       THIRD         FOURTH        TOTAL
                                 -----------  -----------  -----------  -----------  -----------
Net sales                        $   68,881   $   67,387   $   55,951   $   49,832   $  242,051

Gross profit (loss)              $    7,040   $    3,533   $   (1,007)  $    1,182   $   10,748

Net Income (loss)                $    1,944   $     (198)  $   (3,645)  $  (10,251)  $  (12,150)

Net income (loss) per diluted
     common share                $     0.12   $    (0.07)  $    (0.38)  $    (0.97)  $    (1.30)


                                                     YEAR ENDED APRIL 30, 1997
                                 ---------------------------------------------------------------
                                                         QUARTER
                                 --------------------------------------------------
                                    FIRST       SECOND       THIRD         FOURTH        TOTAL
                                 -----------  -----------  -----------  -----------  -----------
Net sales                        $   66,973   $   79,206   $   64,469   $   73,438   $  284,086

Gross profit                     $    7,662   $    9,454   $    4,487   $    7,415   $   29,018

Net Income                       $    2,094   $    3,001   $      449   $    3,426   $    8,970

Net income (loss) per diluted
     common share                $     0.14   $     0.21   $    (0.01)  $     0.25   $     0.59

         Earnings (loss) per share have been recomputed and restated for the effects of implementing Statement of Financial Accounting Standard Number 128, "Earnings per Share" as of December 31, 1997.

NOTE 12 - VALUATION AND QUALIFYING RESERVES

         The following table summarized the activity associated with the Company's allowance for doubtful accounts and allowance for discounts for the years ended April 30, 1998, 1997 and 1996 (in thousands):

Allowance for doubtful accounts -
           deducted from accounts receivable in the
           balance sheet
                                                  Year Ended April 30,
                                           -------------------------------
                                             1998        1997        1996
                                           -------     -------     -------

Balance at beginning of year               $   49      $   24      $  115

Charged (credited) to costs and expenses        5          29         (82)

Deductions (1)                                (15)         (4)         (9)
                                           -------     -------     -------

Balance at end of year                     $   39      $   49      $   24
                                           =======     =======     =======



Allowance for discounts -
           deducted from accounts receivable in the
           balance sheet
                                                  Year Ended April 30,
                                           -------------------------------
                                             1998        1997        1996
                                           -------     -------     -------

Balance at beginning of year               $  146      $   88      $   84

Charged to costs and expenses               2,296       2,696       1,688

Deductions (2)                             (2,353)     (2,638)     (1,684)
                                           -------     -------     -------

Balance at end of year                     $   89      $  146      $   88
                                           =======     =======     =======



(1) Uncollected receivables written off, net of recoveries.
(2) Discounts taken by customers.

                                                                     Exhibit 3.1
                    FOURTH RESTATED ARTICLES OF INCORPORATION
                                       OF
                              WTD INDUSTRIES, INC.

         These Fourth Restated Articles of Incorporation of WTD Industries, Inc. are adopted pursuant to the Oregon Business Corporation Act and supersede any previous Articles of Incorporation or amendments thereto.

                                 ARTICLE 1. NAME

         The name of the corporation is WTD Industries, Inc.

                               ARTICLE 2. DURATION

         The period of the corporation's duration shall be perpetual.

                         ARTICLE 3. PURPOSES AND POWERS

         The purpose for which the corporation is organized is to engage in any business, trade or activity which may lawfully be conducted by corporation organized under the Oregon Business Corporation Act.

         The corporation shall have the authority to engage in any and all such activities as are incidental or conducive to the attainment of the purposes of the corporation and to exercise any and all powers authorized or permitted under any laws that may be now or hereafter applicable or available to the corporation.

                                ARTICLE 4. SHARES

4.1      Authorized Capital.

         The corporation is authorized to issue two classes of stock to be designated, respectively, "Common Stock" and "Preferred Stock." The total number of shares of stock which the corporation shall have authority to issue shall be fifty million (50,000,000), consisting of forty million (40,000,000) shares of Common Stock, having no par value, and ten million (10,000,000) shares of Preferred Stock, having no par value.

4.2      Common Stock.

         Subject to any preferential or other rights granted to any series of Preferred Stock, the holders of shares of the Common Stock shall be entitled to receive dividends out of funds of the corporation legally available therefor, at the rate and at the time or times as may be provided by the Board of Directors and shall be entitled to receive distributions legally payable to shareholders on the liquidation of the corporation. Unless otherwise provided by the corporation's articles of incorporation or by the corporation's Plan of Reorganization (together with the documents attached as Exhibits thereto, the "Plan"), as approved by order of the United States Bankruptcy Court for the Western District of Washington, the holders of shares of Common Stock, on the basis of one vote per share, shall have the right to vote for the election of members of the Board of Directors of the corporation and the right to vote on all other matters, except where a separate class or series of the corporation's shareholders vote by class or series.

4.3      Preferred Stock.

         4.3.1        Issuance of Preferred Stock in Series.

         The Preferred Stock authorized by these Fourth Restated Articles of Incorporation shall be issued from time to time in series. The initial two series of Preferred Stock shall be designated "Series A Preferred Stock" and "Series B Preferred Stock." The rights, preferences, privileges, restrictions granted to and imposed on the Series A Preferred Stock, which series shall consist of five hundred thousand (500,000) shares, and the Series B Preferred Stock, which series shall consist of five hundred thousand (500,000) shares, are as set forth below in this Article 4 and in the Plan. Except as to the Series A and Series B Preferred Stock and except as otherwise provided in the corporation's articles of incorporation, the Board of Directors of this corporation is hereby authorized to fix the number of shares, and determine the designation of each series of Preferred Stock and may determine or alter the rights, preferences, privileges and restrictions granted to or imposed on any wholly unissued series of Preferred Stock. The Series A and Series B Preferred Stock are sometimes hereinafter referred to collectively as the "Series Preferred Stock."

         4.3.2        Dividends.

         The holders of shares of Series Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend (payable other than in Common Stock of this corporation) on the Common Stock of this corporation. The holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend on shares of any other series of Preferred Stock, including, without limitation, shares of the Series B Preferred Stock of this corporation. Holders of shares of Series A Preferred Stock shall be entitled to receive dividends at a rate equal to the Dividend Rate (as hereinafter defined) multiplied by the Series A Original Issue Price (as hereinafter defined) per share of the Series A Preferred Stock then outstanding, payable in cash out of the assets of the corporation legally available therefor, quarterly in advance beginning on November 30, 1992 (each such quarterly date being a "Dividend Date"). "Dividend Rate" shall mean a rate of interest per annum equal to the "base" or "prime" rate of Bank (as hereinafter defined) which rate is in effect on the date that is five business days prior to the Dividend Date and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto; provided that, notwithstanding the foregoing, in no event shall the Dividend Rate be less than 6% per annum, nor more than 9% per annum. "Bank" shall mean Bank of America, N.A., or in the event that such bank shall no longer publicly announce a "base" or "Prime" rate, Wells Fargo Bank, N.A. Notwithstanding the foregoing, from the date the corporation receives any payment blockage notice described in Section 3.2(g) of the Plan (a "Blockage Notice"), which Blockage Notice remains in effect (such effective period being the "Blockage Period"), the corporation shall cease to pay dividends to the holders of shares of Series A Preferred Stock. During the Blockage Period, the corporation shall deposit the dividends that would otherwise be payable to the holders of Series A Preferred Stock (the "Escrowed Dividends") with any bank, trust company or other financial institution that provides trust services in the regular course of its business, in any case having aggregate capital and surplus in excess of $100,000,000, as escrow agent (the "Escrow Agent"), upon the terms described in the Plan. Subject to the provisions of the Plan, and provided that the Escrowed Dividends have not previously been applied to the corporation's obligations to any other party pursuant to the Plan, the Escrow Agent shall be required, under the terms of the escrow, to pay the Escrowed Dividends to the record holders of Series A Stock to which the dividends would have been paid if timely, upon the expiration or termination of all Blockage Periods then in effect.

         4.3.3        Liquidation Preference

         (a) In the event of any liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, the assets of the corporation available for distribution shall be distributed in the following order and amount:

                   (i) First,  the holders of the Series A Preferred  Stock then outstanding shall be entitled to receive an amount equal to $100 for each outstanding share of such Series A Preferred Stock, appropriately adjusted for any stock dividend, split, combination or similar recapitalization of such Series A Preferred Stock (the "Series A Original Issue Price") and, in addition, an amount equal to any dividends accrued but not paid on each such share, subject to subsection 4.3.3(b) hereof.

                  (ii) Second, the holders of the Series B Preferred Stock then outstanding shall be entitled to receive an amount equal to $100 for each outstanding share of such Series B Preferred Stock, appropriately adjusted for any stock dividend, split, combination or similar recapitalization of such Series B Preferred Stock (the "Series B Original Issue Price") and, in addition, an amount equal to any dividends accrued but not paid on each such share, subject to subsection 4.3.3(c) hereof.

                 (iii) After setting apart or paying in full the preferential amounts due the holders of the Series A Preferred Stock and the Series B Preferred Stock, as provided above, if assets available for
         distribution   remain  in  the   corporation,   the   holders   of  the
         corporation's Common Stock shall be entitled to share ratably in the remaining assets of the corporation.

         (b) If, upon the occurrence of any liquidation, dissolution or winding up of the corporation and the distribution of the corporation's assets pursuant to subsection 4.3.3(a)(i), such assets available for distribution shall be insufficient to permit the payment to the holders of the Series A Preferred Stock of the full preferential amounts to which they may be entitled, then the entire assets of the corporation legally available for distribution shall be distributed ratably among the holders of shares of the Series A Preferred Stock.

         (c) If, upon the occurrence of any liquidation, dissolution or winding up of the corporation and the distribution of the corporation's assets pursuant to subsection 4.3.3(a)(ii), such assets available for distribution shall be insufficient to permit the payment to the holders of the Series B Preferred Stock of the full preferential amounts to which they may be entitled, then the entire assets of the corporation legally available for distribution to the holders of the Series B Preferred Stock shall be distributed ratably among the holders of shares of the Series B Preferred Stock.

         (d)  Whenever a  distribution  of assets  provided  for in this Section
4.3.3 shall be payable in property other then cash, the value of such distribution shall be the fair market value of such property as determined in good faith by the Board of Directors of the corporation.

         4.3.4        Redemption.

         (a) The corporation may, at any time it may lawfully do so, at the option of the Board of Directors, redeem in whole or in part the shares of Series A Preferred Stock by paying therefor a sum equal to the Series A Original Issue Price for each such share to be redeemed plus the sum of all unpaid dividends accrued with respect thereto, as adjusted for stock splits, stock dividends or similar recapitalizations (the "Series A Redemption Price"). The corporation may, at the option of the Board of Directors, pay the Series A Redemption Price in cash or in the form of senior unsecured indebtedness, on the terms described in Section 4.3.5. Unless otherwise provided by the Plan, if less than all shares of the Series A Preferred Stock are to be redeemed, the shares of Series A Preferred Stock shall be redeemed pro rata from the holders of the Series A Preferred Stock. The corporation may at any time it may lawfully do so,
(i) after all shares of Series A Preferred Stock have been redeemed pursuant to this subsection 4.3.4(a), and (ii) if any shares of Series A Preferred Stock have been redeemed pursuant to this subsection 4.3.4(a) in exchange for senior unsecured indebtedness on the terms described in Section 4.3.5, after such senior unsecured indebtedness has been paid in full, at the option of the Board of Directors, redeem in whole or in part the shares of Series B Preferred Stock by paying therefor a cash sum equal to the Series B Original Issue Price for each such share to be redeemed plus the sum of all unpaid dividends accrued with respect thereto, as adjusted for stock splits, stock dividends or similar recapitalizations (the "Series B Redemption Price"). If less than all shares of the Series B Preferred Stock are to be redeemed, the shares of Series B Preferred Stock shall be redeemed pro rata from the holders of the Series B Preferred Stock.

         (b) (i) At least 30 but no more than 60 days prior to the date fixed for any redemption of Series Preferred Stock (the "Series Redemption Date"), written notice shall be mailed, postage prepaid, to each holder of record (at the close of business on the business day next preceding the day onwhich notice is given) of the Series Preferred Stock to be redeemed, at the address last shown on the records of this corporation for such holder or given by the holder to this corporation for the purpose of notice, notifying such holder of the redemption to be effected, specifying the series Redemption Date, the Series Redemption Price, the form of payment, the place at which payment may be obtained and the date on which such holder's conversion rights (as set forth in Section 4.3.6) as to such shares terminate and calling upon such holder to surrender to this corporation, in the manner and at the place designated, such holder's certificate or certificates representing the shares to be redeemed (the "Series Redemption Notice"). Except as provided in subparagraph 4.3.4(b)(ii), on or after the Series Redemption Date, each holder of Series Preferred Stock to be redeemed shall surrender to this corporation the certificate or certificates representing such shares, in the manner and at the place designated in the Series Redemption Notice, and thereupon the Series Redemption Price of such shares shall be payable in the form determined by the Board of Directors pursuant to subsection 4.3.4(a), to the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. In the event less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

                  (ii) From and after the Series Redemption Date, all dividends on the Series Preferred Stock designated for redemption in the Series Redemption Notice shall cease to accrue, all rights of the holders of such shares as holders of Series Preferred Stock (except the right to receive the series Redemption Price in the form determined by the Board of Directors pursuant to subsection 4.3.4(a), upon surrender of their certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of this corporation or be deemed to be outstanding for any purpose whatsoever.

                 (iii)  In  the  event  that  the  Series  Redemption  Price  is determined by the Board of Directors pursuant to subsection 4.3.4(a) to be paid in cash, the following provisions of this subsection 4.3.4(b)(iii) shall apply: Three days prior to the Series Redemption Date, this corporation shall deposit the Series Redemption Price of all outstanding shares of Series Preferred Stock designated for redemption in the Series Redemption Notice, and not yet redeemed or converted, with a bank or trust company having aggregate capital and surplus in excess of $50,000,000 as a trust fund for the benefit of the respective holders of the shares designated for redemption and not yet redeemed. Simultaneously, this corporation shall deposit irrevocable instructions and authority to such bank or trust company to publish the notice of redemption thereof (or to complete such publication if theretofore commenced) and to pay, on and after the date fixed for redemption or prior thereto, the Series Redemption Price of each share to the holders thereof upon surrender of their certificates. Any monies deposited by this corporation pursuant hereto for the redemption of shares which are thereafter converted into shares of Common Stock pursuant to Section
         4.3.6 hereof no later than the Series Redemption Date shall be returned to this corporation forthwith upon such conversion. The balance of any monies deposited by this corporation pursuant hereto remaining unclaimed at the expiration of one year following the Series Redemption Date shall thereafter be returned to this corporation upon its request expressed in a resolution of its Board of Directors, provided that the shareholder to which such monies would be payable hereunder shall be entitled, upon proof of its ownership of the Series Preferred Stock and payment of any bond requested by the corporation, to receive such monies but without interest from the Series Redemption Date.

                  (iv) The rights contained in this Section 4.3.4 are in addition to any other rights of this corporation under law to repurchase part or all of the Series Preferred Stock.

         4.3.5        Exchange.

         The terms of the senior unsecured indebtedness shall be as set forth in a Senior Indebtedness Agreement which shall include, but not be limited to, the following terms: Such indebtedness will bear interest at 12 percent per annum, be payable quarterly in arrears in cash, and will mature on the date that is 10 years after the exchange was effected. The indebtedness shall be required to be repaid prior to maturity in installments of 20 percent of the original principal amount per year, beginning at the end of the sixth year after the exchange has been effected. Such Senior Indebtedness Agreement shall be the obligation of the corporation and each of its subsidiaries (as defined in the Plan) and contain affirmative and negative covenants (excluding financial covenants) and such terms of default and default remedies as are customary in commercial lending transactions involving borrowers of financial position and condition comparable to that of the corporation at the time of such redemption. Unless and until agreement is reached on all terms of the Senior Indebtedness Agreement, the corporation shall not redeem the Series A Preferred Stock other than for cash, and if such agreement is not reached prior to a Series Redemption Date, the corporation will withdraw any Series A Redemption Notice immediately prior to the Series A Redemption Date specified therein to the extent the redemption is to be made other than for cash.

         4.3.6        Conversion.

         The holders of the Series Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

         (a) (i) Each share of Series A Preferred Stock shall be convertible at the option of the holder thereof at any time after April 30, 1999, and prior to the close of business on any Series Redemption Date as may have been fixed in any series Redemption Notice with respect to such share, into such number of fully paid and nonassessable shares of Common Stock as are equal to the product obtained by multiplying the number of shares of Series A Preferred Stock being converted by the Series A Conversion Rate (determined under subsection 4.3.6(c)). Each share of Series B Preferred Stock shall be convertible at the option of the holder thereof at any time prior to the close of business on any Series Redemption Date as may have been fixed in any Series Redemption Notice with respect to such share, into such number of fully paid and nonassessable shares of Common Stock as are equal to the product obtained by multiplying the number of shares of Series B Preferred Stock being converted by the Series B Conversion Rate (determined under subsection 4.3.6(c)).

                  (ii) In the event of a call for redemption of any shares of Series Preferred Stock pursuant to Section 4.3.4 hereof, the Conversion Rights shall terminate as to the shares designated for redemption at the close of business on the Series

         Redemption Date, unless default is made in payment of the Series Redemption Price.

         (iii) Each share of Series A Preferred Stock may, at the option of the corporation's Board of Directors, automatically be converted into the number of shares of Common Stock (determined pursuant to subsection 4.3.6(a)(i)) into which such Series A Preferred Stock is then convertible if, at any time, the Common Stock is then listed or admitted to unlisted trading privileges on a national securities exchange or is admitted for quotation under the National Association of Securities Dealers Automated Quotations System ("NASDAQ") or similar automated quotation system and the average market price (as hereinafter defined) over a period of 20 consecutive trading days is 120 percent of the Series A Conversion Price (determined under subsection 4.3.6(c)); provided, that all accrued but unpaid dividends with respect to each share of Series A Preferred Stock, as adjusted for stock splits, stock dividends or similar recapitalizations, shall be paid upon the effective date of the conversion of such shares, to the persons entitled to receive shares of Common Stock upon such conversion. Each share of Series B Preferred Stock may, at the option of the corporation's Board of Directors, automatically be converted into the number of shares of Common Stock (determined pursuant to subsection 4.3.6(a)(i)) into which such Series B Preferred Stock is then convertible if, at any time, the Common Stock is then listed or admitted to unlisted trading privileges on a national securities exchange or is admitted for quotation under the NASDAQ or similar automated quotation system and the average market price (as hereinafter defined) over a period of 20 consecutive trading days is 120 percent of the Series B Conversion Price (determined under subsection 4.3.6(c)). The "market price" for each trading day shall be (A) if the Common Stock shall at the time be listed or admitted to unlisted trading privileges on the New York Stock Exchange, the last reported sale price regular way of the Common Stock on the composite tape (or if the Common Stock at the time be not so listed or admitted to unlisted trading privileges on the New York Stock Exchange but be listed or admitted to unlisted trading privileges on another national securities exchange, on the basis of the last reported sale price regular way on the securities exchange on which the Common Stock is at the time listed or admitted to unlisted trading privileges) on each such trading day upon which such a sale shall have been effected (or if no sale takes place on any such day on such exchange, the mean between the closing bid and asked prices on such day as officially quoted on such exchange), or (B) if the Common Stock is not at the time so listed or admitted to unlisted trading privileges on a national securities exchange, the last quoted sales price or, if not so quoted, the mean between the highest reported bid and lowest reported asked prices of the Common Stock in the over-the-counter market on each such business day, each as reported by NASDAQ or similar organization if NASDAQ is no longer reporting such information.

         (b) Before any holder of Series Preferred Stock shall be entitled to convert the same into shares of Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of this corporation or of any transfer agent for such stock, and shall give written notice by mail, postage prepaid, to this corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued; provided, however, that in the event of an automatic conversion pursuant to subsection 4.3.6(a)(iii), the outstanding shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, shall be converted automatically without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to the corporation or its transfer agent, and provided further that the corporation shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon such automatic conversion unless the certificate evidencing such shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, are either delivered to the corporation or its transfer agent, or the holder notifies the corporation or its transfer agent that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to the corporation to indemnify the corporation from any loss incurred by it in connection with such certificates. In the case of any conversion provided herein, (i) the corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid, and (ii) such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

         (c) The conversion rate for the Series A Preferred Stock in effect at any time (the "Series A Conversion Rate") shall equal the Series A original Issue Price divided by the Series A Conversion Price, as defined herein. The conversion rate for the Series B Preferred Stock in effect at any time (the "Series B Conversion Rate") shall equal the Series B original issue Price divided by the Series B Conversion Price, as defined herein. The conversion price for the Series A Preferred Stock in effect from time to time, except as adjusted in accordance with subsection 4.3.6(d), shall be $7.50 (the "Series A Conversion Price"). The conversion price for the Series B Preferred Stock in effect from time to time, except as adjusted in accordance with subsection 4.3.6(d), shall be $2.873 (the "Series B Conversion Price").

         (d) The Series A Conversion Price and the Series B conversion Price shall be subject to adjustment from time to time as follows:

                  (i) In the event the corporation should at any time or from time to time after the earliest date on which shares of Series Preferred Stock are issued (the "Purchase Date") fix a record date for the effectuation of a split or subdivision of the outstanding shares of Common Stock or the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock or other securities or rights convertible into, or entitling the holder thereof to receive directly or indirectly, additional shares of Common Stock (hereinafter referred to as "Common Stock Rights") without payment of any consideration by such holder for the additional shares of Common Stock or the Common Stock Rights
         (including the additional shares of Common Stock issuable upon conversion or exercise thereof), then, as of such record date (or the date of such dividend, distribution, split or subdivision if no record date is fixed), the Series

         A Conversion Price and the Series B Conversion Price shall be appropriately decreased so that the number of shares of Common Stock issuable on conversion of each share of such series shall be increased in proportion to such increase of outstanding shares.

                  (ii) If the number of shares of Common Stock outstanding at any time after the Purchase Date is decreased by a combination of the outstanding shares of Common Stock, then, following the record date of such combination, the Series A Conversion Price and the Series B Conversion Price shall be appropriately increased so that the number of shares of Common Stock issuable on conversion of each share of such series shall be decreased in proportion to such decrease in outstanding shares.

         (e) In the event this corporation shall declare a distribution payable in securities of other persons, evidences of indebtedness issued by this corporation or other persons, assets (excluding cash dividends) or options or rights not referred to in Section 4.3.2 or subsection 4.3.6(d)(i) hereof, then, in each such case for the purpose of this subsection 4.3.6(e), the holders of the Series A Preferred Stock and the Series B Preferred Stock shall be entitled to a proportionate share of any such distribution as though they were the holders of the number of shares of Common Stock of the corporation into which their shares of such Series A Preferred Stock or Series B Preferred Stock, respectively, are convertible as of the record date fixed for the determination of the holders of Common Stock of the corporation entitled to receive such distribution.

         (f) If at any time or from time to time there shall be a recapitalization of the Common Stock (other than a subdivision, combination or merger or sale of assets transaction provided for elsewhere in Sections 4.3.3 or 4.3.6), provision shall be made so that the holders of the Series A Preferred Stock and the Series B Preferred Stock shall thereafter be entitled to receive upon conversion of the Series A Preferred Stock and the Series B Preferred Stock, respectively, the number of shares of stock or other securities or property of the Company or otherwise, to which a holder of Common Stock deliverable upon conversion would have been entitled on such recapitalization. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 4.3.6 with respect to the rights of the holders of the Series A Preferred Stock and the Series B Preferred Stock after the recapitalization to the end that the provisions of this Section 4.3.6 (including adjustment of the Series A Conversion Price and the Series B Conversion Price then in effect and the number of shares purchasable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock) shall be applicable after that event as nearly equivalent as may be practicable.

         (g) This corporation will not, by amendment of these Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4.3.6 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights as provided herein of the holders of the Series Preferred Stock against impairment.

         (h) (i) No fractional shares shall be issued upon conversion of the Series A Preferred Stock and the Series B Preferred Stock and the number of shares of Common Stock to be issued shall be rounded to the nearest whole share, determined on the basis of the total number of shares of the Series A Preferred Stock and the Series B Preferred Stock, respectively, the holder is at the time converting into Common Stock and the number of shares of Common Stock issuable upon such aggregate conversion.

                  (ii) Upon the occurrence of each adjustment or readjustment of the Series A Conversion Price or the Series B Conversion Price pursuant to this Section 4.3.6, this corporation, at its expense, shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Series A Preferred Stock and Series B Preferred Stock, as appropriate, a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. This corporation shall, upon the written request at any time of any holder of Series A Preferred Stock or Series B Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth
         (A) such adjustment and readjustment, and (B) the Series A Conversion Price or the Series B Conversion Price at the time in effect for such series of Series Preferred Stock.

         (i) In the event of any taking by this corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, this corporation shall mail to each holder of Series Preferred Stock, at least 20 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

         (j) This corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of shares of Series Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of Series Preferred Stock, this corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

         (k) Any notice required by the provisions of this Section 4.3.6 to be given to the holders of shares of Series Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, return receipt requested and addressed to each holder of record at his address appearing on the books of this corporation.

         (1) At any time, in the event of any consolidation or merger of the corporation with or into another corporation or other entity or person, or any other corporate reorganization or other transaction or series of related transactions by the corporation, in any such case, in which more than 50 percent of the voting power of the corporation is transferred, then holders of the Series Preferred Stock shall receive the number of shares of stock or other securities or property (including cash) which a holder of the number of shares of Common Stock deliverable upon conversion of such Series Preferred Stock would have been entitled on such consolidation, merger, reorganization or other transaction.

         4.3.7        Voting Rights.

         (a) The holders of outstanding shares of each series of Series Preferred Stock shall have the right to vote as a separate voting group, on the basis of one vote for each share of Common Stock into which such holders' shares of such series of Series Preferred Stock could then be converted (with any fractional share determined on an aggregate conversion basis being rounded up to the next highest whole share), on any amendment to these Articles of Incorporation which (A) increases or decreases the aggregate number of authorized shares of such series of Series Preferred Stock, (B) effects an exchange or reclassification of all or part of the shares of such series of Series Preferred Stock into shares of another class, (C) effects an exchange or reclassification, or creates the right of exchange, of all or part of the shares of another class into shares of such series of Series Preferred Stock, (D) changes the designation, rights, preferences or limitations of all or part of the shares of such series of Series Preferred Stock, (E) changes the shares of all or part of such series of Series Preferred Stock into a different number of shares of the same class, (F) creates a new class of shares having rights or preferences with respect to distributions or to dissolution that are prior, superior or substantially equal to the shares of such series of Series Preferred Stock, (G) increases the rights, preferences or number of authorized shares of any class that, after giving effect to the amendment, have rights or preferences with respect to distributions or to dissolution that are prior, superior, or substantially equal to the shares of such series of Series Preferred Stock, (H) limits or denies an existing preemptive right of all or part of the shares of such series of Series Preferred Stock, or (I) cancels or otherwise affects rights to distributions or dividends that have accumulated but not yet been declared on all or part of the shares of such series of Series Preferred Stock, and with respect to such vote, shall be entitled, notwithstanding any provision hereof, to notice of any shareholders' meeting in accordance with the bylaws of this corporation.

         (b) If a Covenant Violation (as hereinafter defined) shall have occurred and be continuing or if dividends payable on the Series A Preferred Stock shall have been in arrears and not paid, or deemed to have been paid pursuant to the next sentence, in full for (i) three consecutive quarters, (ii) any four quarters during any consecutive twenty-four month period, or (iii) any eight quarters (any such series of arrearages described in clauses (i) through (iii) being an "Arrearage Event"), the holders of the Series A Preferred Stock shall have the exclusive right to elect that number of persons to the Board of Directors of the corporation such that such number of persons shall constitute a majority of the Board of Directors of the corporation, by replacing the incumbent Directors, by adding new members to the Board of Directors, or through any combination of the above.

Notwithstanding the foregoing, if a dividend has not been paid in full (a) for a particular quarter and the corporation makes such payment on or before the next scheduled dividend payment date, and timely pays the next dividend on its scheduled dividend payment date or (b) during any Blockage Period and the corporation (x) deposits the amount payable with respect to such dividend into escrow in accordance with Section 4.3.2 when due or within the time provided in clause (a) above of this subsection 4.3.7(b), and (y) makes such payment through the release of Escrowed Dividends within five days after the expiration or termination of all Blockage Periods then in effect or as otherwise provided by the Plan, then, in either such case, such nonpayment shall be deemed to be timely paid and shall not be counted for purposes of clauses (i) through (iii) above. The rights of the holders of the Series A Preferred Stock pursuant to this Subsection 4.3.7(b) shall terminate on the date that (i) less than 25 percent of the originally issued Series A Preferred Stock remains outstanding or
(ii) the Covenant Violation or Arrearage Event is no longer continuing or has been cured. On any such date (the "Board Recovery Date"), the term of any Director then in office elected by the holders of Series A Preferred Stock pursuant to this Section 4.3.7 shall terminate and each such Director shall be replaced by a Director that is appointed by the corporation's management. As soon as practicable, but in any event not more than 90 days following the Board Recovery Date, the Board of Directors shall call a meeting of the corporation's shareholders for the purposes of electing all members of the Board of Directors. The Directors elected at such shareholders' meeting shall then remain in place until the next annual meeting of the corporation's shareholders or as otherwise provided by the corporation's bylaws or articles of incorporation. A "Covenant Violation" shall be deemed to have occurred on the date that the corporation creates or incurs any liabilities resulting from borrowings, loans or advances, whether secured or unsecured, other than those permitted by Section 6.02 B. of the Secured Loan Agreement (as such term is defined in the Plan) if on such date or after giving effect to such creation or incurrence, the corporation's long term debt (less current maturities and deferred taxes) exceeds 40 percent of the aggregate of the corporation's long term debt (less current maturities and deferred taxes) and stockholder's equity.

         (c) Except as otherwise provided in this Section 4.3.7 or as required by the Oregon Business Corporation Act, the holders of the Series Preferred Stock shall have no right to vote on any matter coming before any meeting of the shareholders of the corporation.

                     ARTICLE 5. REGISTERED OFFICE AND AGENT

         The name of the initial registered agent of the corporation and the address of its registered office are as follows:

                              Lawco of Oregon, Inc.
                        111 S.W. Fifth Avenue, Suite 2500
                             Portland, Oregon 97204

         The agent has consented to the appointment.

                              ARTICLE 6. DIRECTORS

         From the effective date of the corporation's Plan, the number of directors constituting the Board of Directors of the corporation shall be seven, with three directors (as designated in the Plan) to stand for election at the annual meeting of shareholders held in calendar year 1995 and with four directors (as designated in the Plan) to stand for election at the annual meeting of shareholders held in calendar year 1996. Thereafter, the number of directors constituting the Board of Directors of the corporation, and the method of electing such directors, shall be determined pursuant to the Bylaws of the Corporation; provided however, in the event the Board sets the number of Directors to be six (6) or more, the Board shall be divided into three classes, with each class to be as nearly equal in number as possible, with the members of each class to be determined by the Board of Directors and with the terms of such classes to be as follows: at least two directors shall be elected for a term of one year, at least two directors shall be elected for a term of two years and at least two directors shall be elected for a term of three years and at each annual shareholders' meeting thereafter the term of directors whose terms expire on that date shall be elected for a term of three years. Unless otherwise provided for in these Fourth Restated Articles of Incorporation, any vacancy of the Board of Directors to be filled by reason of an increase in the number of directors or otherwise may be filled only by the affirmative vote of a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election, or until their successors are duly elected and qualified, or until their earlier resignation or removal.

                   ARTICLE 7. LIMITATION OF DIRECTOR LIABILITY

         To the fullest extent that the Oregon Business Corporation Act, as it exists on the date hereof or may hereafter be amended, permits the limitation or elimination of the liability of directors, a director of the corporation shall not be liable to the corporation or its shareholders for any monetary damages for conduct as a director. Any amendment to or repeal of this Article 7 or amendment to the Oregon Business Corporation Act shall not adversely effect any right or protection of a director of the corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

                           ARTICLE 8. INDEMNIFICATION

         To the fullest extent not prohibited by law, the corporation: (i) shall indemnify any person who is made, or threatened to be made, a party to an action, suit or proceeding, whether civil, criminal, administrative, investigative, or otherwise (including an action, suit or proceeding by or in the right of the corporation), by reason of the fact that the person is or was a director or officer of the corporation, and (ii) may indemnify any person who is made, or threatened to be made, a party to an action, suit or proceeding, whether civil, criminal, administrative, investigative, or otherwise (including an action, suit or proceeding by or in the right of the corporation), by reason of the fact that the person is or was an employee or agent of the corporation, or a fiduciary (within the meaning of the Employee Retirement Income Security Act of 1974), with respect to any employee benefit plan of the corporation, or serves or served at the request of the corporation as a director or officer of, or as a fiduciary (as defined above) of an employee benefit plan of, another corporation, partnership, joint venture, trust or other enterprise. This Article 8 shall not be deemed exclusive of any other provisions for the indemnification of directors, officers, employees, or agents that may be included in any statute, bylaw, agreement, resolution of shareholders or directors or otherwise, both as to action in any official capacity and action in any other capacity while holding office, or while an employee or agent of the corporation. For purposes of this Article 8, "corporation" shall mean the corporation incorporated hereunder and any successor corporation thereof.

                         ARTICLE 9. NO PREEMPTIVE RIGHTS

         No shareholder shall have preemptive rights to acquire additional shares of stock which may be issued by the corporation, pursuant to the Oregon Business Corporation Act.

         The name and telephone number of the person to contact about this filing are:

                                    Robert J. Riecke
                                    10260 SW Greenburg Road, Suite 900
                                    Portland, OR 97223
                                    (503) 246-3440

                              ARTICLES OF AMENDMENT
                                       OF
                              WTD INDUSTRIES, INC.

         Pursuant to the provisions of ORS 57.370, the undersigned corporation executes the following Articles of Amendment to its Fourth Restated Articles of
Incorporation:

         1. The name of the corporation is WTD Industries, Inc. (the "Company").

         2. Effective upon filing these Articles of Amendment with the Secretary of State of the State of Oregon, Article 4 of the Fourth Restated Articles of Incorporation of the Company is amended to add a new Subsection 4.4 as set forth on the amendment attached hereto.

         3. The amendment was duly adopted by the Board of Directors of the corporation on March 4, 1998 and shareholder approval was not required.

         4. The amendment does not provide for the exchange, reclassification or cancellation of issued shares.

         These Articles of Amendment are executed by the Company by its duly authorized officer.

         DATED:  March 4, 1998.


                              WTD INDUSTRIES, INC.



                              By:
                                 -----------------------------
                                 Robert J. Riecke
                                 Vice President - Administration
                                 and Secretary

         4.4 Designation of Rights and Preferences of Series C Junior Participating Preferred Stock

         The following series of Preferred Stock is hereby designated, which series shall have the rights, preferences, privileges and limitations as set forth below:

         4.4.1. Designation of Series C Junior Participating Preferred Stock and Amount. The shares of such series shall be designated as "Series C Junior Participating Preferred Stock" (the "Series C Preferred Stock") and the number of shares constituting the Series C Preferred Stock shall be 400,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, however, that no decrease shall reduce the number of shares of Series C Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the corporation convertible into Series C Preferred Stock.

         4.4.2.   Dividends and Distributions.

                  (A) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Series C Preferred Stock with respect to dividends, the holders of shares of Series C Preferred Stock, in preference to the holders of Common Stock, no par value per share (the "Common Stock"), of the corporation, and of any other junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series C Preferred Stock, in an amount per share (rounded to the nearest cent) equal to 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, subject to the provision for adjustment hereinafter set forth, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series C Preferred Stock. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series C Preferred Stock were entitled immediately prior to such event under clause (ii) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                  (B) The corporation shall declare a dividend or distribution on the Series C Preferred Stock as provided in paragraph (A) of this Section
4.4.2 immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock).

                  (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series C Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series C Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series C Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series C Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

         4.4.3. Voting Rights. The holders of shares of Series C Preferred Stock shall have the following voting rights:

                  (A) Subject to the provision for adjustment hereinafter set forth, each share of Series C Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the shareholders of the corporation. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series C Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                  (B) Except as otherwise provided herein, in any other Articles of Amendment creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series C Preferred Stock and the holders of shares of Common Stock and any other capital stock of the corporation having general voting rights shall vote together as one class on all matters submitted to a vote of shareholders of the corporation.

                  (C) Except as set forth herein, or as otherwise provided by law, holders of Series C Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

         4.4.4.   Certain Restrictions.

                  (A) Whenever quarterly dividends or other dividends or distributions payable on the Series C Preferred Stock as provided in Section
4.4.2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series C Preferred Stock outstanding shall have been paid in full, the corporation shall not:

                   (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C Preferred Stock;

                  (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series C Preferred Stock, except dividends paid ratably on the Series C Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

                 (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C Preferred Stock, provided that the corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series C Preferred Stock; or

                  (iv) redeem or purchase or otherwise acquire for consideration any shares of Series C Preferred Stock, or any shares of stock ranking on a parity with the Series C Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

                  (B) The corporation shall not permit any subsidiary of the corporation to purchase or otherwise acquire for consideration any shares of stock of the corporation unless the corporation could, under paragraph (A) of this Section 4.4.4, purchase or otherwise acquire such shares at such time and in such manner.

         4.4.5. Reacquired Shares. Any shares of Series C Preferred Stock purchased or otherwise acquired by the corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Fourth Restated Articles of Incorporation, or in any other Articles of Amendment creating a series of Preferred Stock or any similar stock or as otherwise required by law.

         4.4.6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the corporation, no distribution shall be made (a) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C Preferred Stock unless, prior thereto, the holders of shares of Series C Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series C Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount to be distributed per share to holders of shares of Common Stock, or (b) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series C Preferred Stock, except distributions made ratably on the Series C Preferred Stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series C Preferred Stock were entitled immediately prior to such event under the proviso in clause
(a) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

         4.4.7. Consolidation, Merger, etc. In case the corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Series C Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the corporation shall at any time declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series C Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

         4.4.8. No Redemption. The shares of Series C Preferred Stock shall not be redeemable.

         4.4.9. Rank. The Series C Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the corporation's Preferred Stock.

         4.4.10. Amendment. The Fourth Restated Articles of Incorporation of the corporation shall not be amended in any manner that would materially alter or change the powers, preferences or special rights of the Series C Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series C Preferred Stock, voting together as a single class.

                                                                   Exhibit 4.2.9
                                    AMENDMENT
                            DATED AS OF APRIL 1, 1998
                                       TO
                          CREDIT AND SECURITY AGREEMENT
                          DATED AS OF NOVEMBER 30, 1992


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

         The Term Notes currently are held by the following entities in the proportions set forth herein:

         Principal Mutual Life
           Insurance Company                         57.111632%

         The Northwestern Mutual Life
           Insurance Company                         20.450484%

         Foothill Group, Inc.                        13.532675%

         Oppenheimer & Co., Inc.                      6.911127%

         Fixed Plus Partners, beneficial owner
           of Note registered in the name of
           Bear Stearns Securities Corp.              1.994082%

         The Credit Agreement is hereby modified as follows:

         1. Credit Agreement Section 6.01.C is hereby restated to read as follows:

                  C. Collateral Coverage Ratio. Maintain a ratio of Borrower's Current Collateral to the outstanding balance of the Term Loan (the "Collateral Ratio"), not less than the Collateral Ratio set forth below, at all times during the periods set forth below:

                     Period                             Collateral Ratio
                     ------                             ----------------

            Effective Date through 4/30/95              0.55 (55%)
            5/1/95 through 12/31/95                     0.60 (60%)
            1/1/96 through 2/29/96                      0.54 (54%)
            3/1/96 through 3/31/96                      0.55 (55%)
            4/1/96 through 6/30/96                      0.56 (56%)
            7/1/96 through 12/31/97                     0.60 (60%)
            1/1/98 through 3/31/98                      0.57 (57%)
            4/1/98 through 6/30/99                      0.50 (50%)
            7/1/99 and beyond                           0.63 (63%)

         As used herein, "Current Collateral" means for Borrowers, on a consolidated basis, all in accordance with GAAP, (i) all Current Assets, less
(ii) the sum of (x) Borrower's current assets which are classified on Borrowers' consolidated balance sheet as "prepaid expenses", excluding the amount of interest prepaid on the Term Notes, and otherwise included in prepaid expenses,
(y)  Borrowers'   current   liabilities   which  are  classified  on  Borrowers'
consolidated balance sheet as "accounts payable", and (z) all of Borrowers' current liabilities which are classified on Borrowers' consolidated balance sheet as "timber contracts payable."

         2. Credit Agreement Section 6.01.D is hereby restated to read as follows:

                  D. Tangible Net Worth. Maintain a Tangible Net Worth of not less than the respective amount set forth below, at all times during the periods set forth below:

                     Period                             Tangible Net Worth
                     ------                             ------------------

            Effective Date through 7/31/93              $ 6.5 Million
            8/1/93 through 4/30/94                      $ 8.0 Million
            5/1/94 through 4/30/95                      $10.0 Million
            5/1/95 through 10/31/95                     $15.0 Million
            11/1/95 through 12/31/95                    $13.5 Million
            1/1/96 through 6/30/96                      $11.0 Million
            7/1/96 through 6/30/97                      $ 9.0 Million
            7/1/97 through 3/31/98                      $10.0 Million
            4/1/98 through 12/31/98                     ($1.0)Million (Negative)
            1/1/99 through 6/30/99                               $0
            7/1/99 through 6/30/00                      $  2.0 Million
            7/1/00 and beyond                           $  4.0 Million

         3. Credit Agreement Section 6.01.G is hereby restated to read as follows:

                  G. Minimum Cumulative Adjusted EBITDA. Maintain a minimum EBITDA (calculated from and including the first day of the first calendar month following the Effective Date) minus (a) actual Capital
         Expenditures,   minus   (b)   Timber   and

         Timberlands Expenditures Non-Current, of not less than the respective amount set forth below, at all times during the periods set forth below:

                     Period                             Millions of Dollars
                     ------                             -------------------

            Effective Date through 4/30/93                       0
            5/1/93 through 7/31/93                               2
            8/1/93 through 1/31/94                               5
            2/1/94 through 7/31/94                             10
            8/1/94 through 12/31/95                            20
            1/1/96 through 6/30/96                             19
            7/1/96 through 12/31/96                            22.5
            1/1/97 through 6/30/97                             25
            7/1/97 through 7/31/98                             27.5
            8/1/98 through 10/31/98                            30
            11/1/98 through 6/30/99                            34
            7/1/99 through 6/30/00                             37.5
            7/1/00 through 6/30/01                             42.5
            7/1/01 and beyond                                  47.5

         4. Credit Agreement Section 6.01.I is hereby restated to read as follows:

                  I. Total Liabilities Ratio. Maintain a ratio of Borrowers' Total Liabilities to Total Assets (the "Liabilities Ratio"), not greater than the Liabilities Ratios set forth below, at all times during the periods set forth below:

                     Period                             Liabilities Ratio
                     ------                             -----------------

            Effective Date through 7/31/94              0.95 (95%)
            8/1/94 through 4/30/95                      0.90 (90%)
            5/1/95 through 12/31/95                     0.85 (85%)
            1/1/96 through 10/31/96                     0.87 (87%)
            11/1/96 through 6/30/97                     0.89 (89%)
            7/1/97 through 3/31/98                      0.87 (87%)
            4/1/98 through 7/31/98                      1.05 (105%)
            8/1/98 through 6/30/99                      1.00 (100%)
            7/1/99 through 6/30/00                      0.95 (95%)
            7/1/00 and beyond                           0.85 (85%)

         5. Credit Agreement Section 6.01.J is hereby restated to read as follows:

                  J. Minimum Working Capital. Maintain minimum working capital, at all times during the periods set forth below, calculated as Current Assets minus Current Liabilities; provided, for the purpose of computing Current Assets under this Section 6.01.J, the portion of Current Assets which consists of Timber and Timberlands Current or contract rights relating thereto shall be included only up to an amount equal to (x) on or before January 31, 1993, forty-five percent (45%) and

         (y) thereafter, forty percent (40%), of the amount of Borrowers' overall Current Assets determined in accordance with GAAP:

                     Period                             Millions of Dollars
                     ------                             -------------------

            Effective Date through 12/31/95                    25
            1/1/96 through 6/30/96                             19
            7/1/96 through 6/30/97                             22.5
            7/1/97 through 9/30/97                             25
            10/1/97 through 12/31/97                           21.5
            1/1/98 through 3/31/98                             17.5
            4/1/98 through 6/30/99                              9
            7/1/99 through 6/30/00                             11.5
            7/1/00 through 6/30/02                             14
            7/1/02 and beyond                                  16.5

         6.  Credit Agreement Section 6.02.A is restated to read as follows:

                   A. Capital Expenditures. Make Capital Expenditures and Timber and Timberlands Expenditures Non-Current in an aggregate amount in excess of the following sums per fiscal year of Borrowers as set forth below:

                     Fiscal Year Ending                 Millions of Dollars
                     ------------------                 -------------------

            Effective Date through 4/30/97                     $8
            4/30/98                                            $8.5
            4/30/99                                            $3.5
            4/30/00                                            $4.0
            4/30/01                                            $4.5
            4/30/02                                            $5.0
            4/30/03 and beyond                                 $6.0

         7. In all other respects, the Credit Agreement shall remain unchanged and in full force and effect.

EFFECTIVE DATE:   April 1, 1998


PRINCIPAL MUTUAL LIFE                       THE NORTHWESTERN MUTUAL LIFE
INSURANCE COMPANY                           INSURANCE COMPANY


By:                                         By:
   ---------------------------                 ---------------------------
Its:                                        Its:
   ---------------------------                 ---------------------------
                                            (pro rata interest: 20.450484%)
By:
   ---------------------------
Its:                                        FOOTHILL GROUP, INC.
   ---------------------------

(pro rata interest: 57.111632%)             By:
                                               ---------------------------
                                            Its:
OPPENHEIMER & CO., INC.                        ---------------------------
                                            (pro rata interest: 13.532675%)

By:
   ---------------------------              WTD INDUSTRIES, INC
Its:
   ---------------------------
(pro rata interest:  6.911127%)             By:
                                               ---------------------------
                                            Its:
FIXED PLUS  PARTNERS,  Beneficial              ---------------------------
Owner of Note  Registered in the Name
of Bear Stearns Securities Corp.


By:
   ---------------------------
Its:
   ---------------------------
(pro rata interest: 1.994082%)

                                                                    Exhibit 10.9
                              EMPLOYMENT AGREEMENT


      THIS EMPLOYMENT AGREEMENT ("Agreement") dated as of May 27, 1998, is between WTD INDUSTRIES, INC. ("Employer") and Robert J. Riecke ("Employee").

                                    RECITALS:

      Employer desires to retain Employee as a key senior manager and needs Employee to stay during what is expected to be a difficult management transition period.

      Employee desires to remain with Employer under the terms set forth below.

      NOW, THEREFORE, in consideration of the mutual promises, agreements and conditions hereinafter set forth, it is agreed as follows.

                                    AGREEMENT

      1.   Term.

           Subject to the termination provisions in this Agreement, Employer agrees to employ Employee in his present position, and Employee agrees to continue employment in that position for a one-year term beginning June 1, 1998, and ending May 31,1999.

      2.   Compensation and Benefits.

           a.    Base Salary.

           During the term of this Agreement Employee's base salary shall be the greater of (a) Employee's current base salary or (b) any salary increase made to Employee after the date of this Agreement. This same base salary shall be used for the purposes of any payments provided elsewhere in this Agreement.

           b.    Bonus Programs.

           In addition to base salary the Employee will receive the benefit of all bonus programs offered by the Employer on the same basis as other senior managers of the Employer.

           c.    Other Employee Benefits.

           Employer agrees to allow Employee to participate in all benefit plans and programs in accordance with the terms of such plans and programs as Employer may have in effect from time to time during the period of this Agreement. Such benefit plans and programs may include, without limitation, health insurance, life insurance, disability insurance, and retirement plans.

      3.   Termination.

           a.    For Cause.

           Employer may terminate Employee at any time for cause with immediate effect upon delivering written notice thereof to Employee. For purposes of this Agreement, "for cause" shall mean:

           i. Repeated incompetence in the performance of Employee's duties, after written warning by Employer, gross negligence, or willful misconduct;

           ii. Embezzlement, theft, larceny, material fraud, or other acts of dishonesty (including the unauthorized disclosure of confidential information);

           iii. The continued failure of Employee to render services under this Agreement (including unreasonable absenteeism). Absenteeism shall not be considered unreasonable if provided for by Federal Family Medical Leave or similar statutes. In the event of such failure of Employee to render services, Employer's remedy is limited to termination;

           iv.   Aiding an existing or would-be competitor of Employer;

           v. Conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime that has a material adverse effect on Employee's ability to carry out his duties under this Agreement or upon the reputation of Employer;

           vi.   Conduct involving moral turpitude; or

           vii. Repeated material insubordination after written warning by Employer.

           Upon termination for cause, Employer shall pay Employee his base salary and bonus compensation earned through the date of termination, plus any employee benefits earned through the date of termination in accordance with applicable plans. Employee's rights under existing stock option or indemnification agreements shall be determined by the terms of said agreements.

           b.    Without Cause.

           Employer may terminate Employee at any time without cause upon written notice. Upon termination without cause, Employer shall pay Employee a lump sum payment equal to the sum of 12 times Employee's last monthly base salary plus the total amount of any bonus compensation awarded to Employee in the last 12 months.

Additionally, Employer shall enter into amendments of existing stock option agreements to extend the exercise of all stock options held by Employee on the date of termination to the first annual anniversary date of termination and shall pay Employee's COBRA premiums to continue health benefits for 12 months following termination of employment.

           c.    Upon Death.

           In the event of Employee's death during the term of this Agreement, Employer shall pay Employee's estate Employee's base salary and bonus compensation through the last day of the month in which his death occurs, plus any employee benefits payable in accordance with applicable plans.

           d.    Upon Disability.

           In the event of disability of Employee during the term of this Agreement, Employee's salary continuation rights shall be determined by Employer's short and long term disability plans.

           4.    Notice.

           All requests, demands and other communications required or permitted hereunder shall be given in writing and shall be sufficient if personally delivered or mailed to Employee in care of WTD Industries, Inc., Suite 900, 10260 S.W. Greenburg Road, Portland, Oregon 97223, or at the last residence address set forth in Employee's personnel records maintained by Employer.

           5.    Successor Liability.

           This Agreement automatically shall be binding upon all successors and assigns of the Employer, including, without limitations, any corporation or other entity which may hereafter acquire or succeed to all or substantially all of the business or assets of the Employer by any means whether direct or indirect, by purchase, merger, consolidation or otherwise.

           6.    Other Provisions.

           a.    Attorney Fees.

           If any suit or action is filed by any party to enforce this Agreement or otherwise with respect to the subject matter of this Agreement, the prevailing party shall be entitled to recover reasonable attorney fees incurred in preparation or in prosecution or defense of such suit or action as fixed by the trial court or appellate court.

           b.    Amendments.

           This Agreement may be amended only be an instrument in writing executed by all the parties.

           c.    Headings.

           The headings used in this Agreement are solely for convenience of reference, are not part of this Agreement, and are not to be considered in construing or interpreting this Agreement.

           d.    Entire Agreement.

           This Agreement (including the exhibits) sets forth the entire understanding of the parties with respect to the subject matter of this Agreement and supersedes any and all prior understandings and agreements, whether written or oral, between the parties with respect to such subject matter.

           e.    Counterparts.

           This Agreement may be executed by the parties in separate counterparts, each of which when executed and delivered shall be an original, but all of which together shall constitute one and the same instrument.

           f.    Severability.

           If any provision of this Agreement shall be invalid or unenforceable in any respect, for any reason, the validity and enforceability of any such provision in any other respect and of the remaining provisions of this Agreement shall not be in any way impaired.

           g.    Governing Law and Venue.

           This Agreement shall be governed by and construed in accordance with the laws of the State of Oregon.

           If any suit or action is filed by any party to enforce this Agreement or otherwise with respect to the subject matter of this Agreement, venue shall be in the federal or state courts in Multnomah County, Oregon.

           IN WITNESS WHEREOF, this Agreement has been signed by Employer and Employee.

           EMPLOYER:                     WTD INDUSTRIES, INC.



                                         By
                                            --------------------------------

                                         Its
                                            --------------------------------
           EMPLOYEE:



                                         -----------------------------------
                                         Signature
                                         Print Name:

                            Schedule to Exhibit 10.9


         Employment Agreements dated May 27, 1998 between Registrant and each of the following:

         David J. Loftus
         K. Stanley Martin
         John C. Stembridge
         James R. Wilson

                                                                    Exhibit 12.2
                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                  COMPUTATION OF REGISTRANT'S NET INCOME (LOSS)
                             TO AVERAGE TOTAL ASSETS
                          (In Thousands, Except Ratios)



                                                               YEAR ENDED APRIL 30,
                                 ---------------------------------------------------------------------------------

                                     1998             1997             1996              1995             1994
                                 ------------     ------------     ------------      ------------     ------------
NET INCOME (LOSS)              $     (12,150)   $       8,970    $      (6,044)    $       3,700    $       6,300
                                 ============     ============     ============      ============     ============

AVERAGE TOTAL ASSETS
 Beginning of period           $      86,486    $      77,396    $      88,944     $      97,100    $     100,039
 End of period                        65,311           86,486           77,396            88,944           97,100

   Average                     $      75,899    $      81,941    $      83,170     $      93,022    $      98,570
                                 ============     ============     ============      ============     ============


RATIO OF NET INCOME (LOSS) TO
 AVERAGE TOTAL ASSETS                  (16.0) %          10.9 %           (7.3)%             4.0 %            6.4 %

                                                                    Exhibit 12.3
                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                  COMPUTATION OF REGISTRANT'S NET INCOME (LOSS)
                         TO AVERAGE STOCKHOLDERS' EQUITY
                          (In Thousands, Except Ratios)



                                                                YEAR ENDED APRIL 30,
                                 ---------------------------------------------------------------------------------

                                     1998             1997             1996              1995             1994
                                 ------------     ------------     ------------      ------------     ------------
NET INCOME (LOSS)              $     (12,150)   $       8,970    $      (6,044)    $       3,700    $       6,300
                                 ============     ============     ============      ============     ============

AVERAGE STOCKHOLDERS' EQUITY
 Beginning of period           $      18,434    $      11,686    $      20,076     $      18,512    $      13,684
 End of period                         4,093           18,434           11,686            20,076           18,512

   Average                     $      11,264    $      15,060    $      15,881     $      19,294    $      16,098
                                 ============     ============     ============      ============     ============

RATIO OF NET INCOME (LOSS) TO
 AVERAGE STOCKHOLDERS'
 EQUITY                               (107.9) %          59.6 %          (38.1) %           19.2 %           39.1 %



                                                                    Exhibit 12.4

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                COMPUTATION OF REGISTRANT'S AVERAGE STOCKHOLDERS'
                         EQUITY TO AVERAGE TOTAL ASSETS
                          (In Thousands, Except Ratios)




                                                                 YEAR ENDED APRIL 30,
                                 ---------------------------------------------------------------------------------

                                     1998             1997             1996              1995             1994
                                 ------------     ------------     ------------      ------------     ------------
AVERAGE STOCKHOLDERS' EQUITY
 Beginning of period           $      18,434    $      11,686    $      20,076     $      18,512    $      13,684
 End of period                         4,093           18,434           11,686            20,076           18,512

   Average                     $      11,264    $      15,060    $      15,881     $      19,294    $      16,098
                                 ============     ============     ============      ============     ============



AVERAGE TOTAL ASSETS
 Beginning of period           $      86,486    $      77,396    $      88,944     $      97,100    $     100,039
 End of period                        65,311           86,486           77,396            88,944           97,100

   Average                     $      75,899    $      81,941    $      83,170     $      93,022    $      98,570
                                 ============     ============     ============      ============     ============


RATIO OF AVERAGE STOCKHOLDERS'
 EQUITY  TO AVERAGE
 TOTAL ASSETS                           14.8 %           18.4 %           19.1 %            20.7 %           16.3 %



                                                                    Exhibit 21.1
WTD Industries, Inc.

Subsidiaries of the Registrant
As of July 2, 1998
Grouped by State/Country of Incorporation

Oregon
------
Alturas Lumber Co.
Burke Lumber Co.
Central Point Lumber Co.
Cottage Grove Lumber Co.
Crater Lake Lumber Co.
Custer Lumber Co.
Eugene Wood Products Co.
Glide Lumber Products Co.
Goshen Veneer Co.
Greenweld North America Co.
Halsey Veneer Co.
Judith Gap Lumber Co.
Junction City Lumber Co.
Midway Engineered Wood Products, Inc.
North Powder Lumber Co.
Pacific Softwoods Co.
Philomath Forest Products Co.
Port Westward Pulp Co.
Riverside Lumber Co.
Silverton Forest Products Co.
Trask River Lumber Co.
TreeSource, Inc.
Union Forest Products Co.
Union Rail Enterprises, Inc.
Western Timber Co.
Whitehall Plywood, Inc.

Washington
----------
Cle Elum Lake Veneer Co.
Graham Plywood Co.
Morton Forest Products Co.
Olympia Forest Products Co.
Orient Lumber Co.
Pacific Hardwoods-Aberdeen Co.
Pacific Hardwoods-South Bend Co.
Sedro-Woolley Lumber Co.
Spanaway Lumber Co.
Tumwater Lumber Co.
Valley Wood Products Co.

Montana
-------
Columbia Falls Forest Products, Inc.

Guam
----
TreeSource International, Inc.

                                                                    Exhibit 23.1

[MOSS ADAMS LETTERHEAD]





               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



         We consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to WTD Industries, Inc. 1996 Stock Option Plan with respect to the financial statements of WTD Industries, Inc. which appear in the WTD Industries, Inc. Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Securities and Exchange Commission.



                                                              /s/ Moss Adams LLP
                                                              ------------------
                                                              MOSS ADAMS


Beaverton, Oregon
June 4, 1998