Form 10-Q
period 1998-07-31
WTD INDUSTRIES INC
filed 1998-09-14
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 1998
                              -------------------------

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

     The number of shares outstanding of Registrant's Common Stock, no par value, at August 31, 1998 was 11,162,874.

                              WTD INDUSTRIES, INC.
                              --------------------

                                      INDEX

                                                                      Page
                                                                      Number

PART I.       Financial Information (Unaudited)


         Item 1.    Financial Statements

              Consolidated Statements of Operations -
                Three Months Ended July 31, 1998 and 1997               3


              Consolidated Balance Sheets -
                 July 31, 1998 and April 30, 1998                       4


              Consolidated Statements of Cash Flows -
                 Three Months Ended July 31, 1998 and 1997              6


              Notes to Consolidated Financial Statements                7

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                          11


PART II. Other Information

         Item 1.    Legal Proceedings                                   15

         Item 6.    Exhibits and Reports on Form 8-K                    15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)



                                                                     THREE MONTHS ENDED JULY 31,
                                                     =============================================================
                                                           1998                                        1997
                                                     =================                           =================
NET SALES                                          $           47,661                          $           68,881

COST OF SALES                                                  44,175                                      61,841
                                                     -----------------                           -----------------

GROSS PROFIT                                                    3,486                                       7,040

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    2,764                                       3,230
                                                     -----------------                           -----------------

OPERATING INCOME                                                  722                                       3,810

OTHER INCOME (EXPENSE)
     Interest Expense                                          (1,160)                                     (1,211)
     Miscellaneous                                               (181)                                        101
                                                     -----------------                           -----------------

                                                               (1,341)                                     (1,110)
                                                     -----------------                           -----------------


INCOME (LOSS) BEFORE INCOME TAXES                                (619)                                      2,700

PROVISION  FOR INCOME TAXES                                        --                                         756
                                                     -----------------                           -----------------

NET INCOME (LOSS)                                                (619)                                      1,944

PREFERRED DIVIDENDS                                               574                                         569
                                                     -----------------                           -----------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                           $           (1,193)                         $            1,375
                                                     =================                           =================


NET INCOME (LOSS) PER COMMON SHARE
     BASIC                                                     ($0.11)                                      $0.12
                                                               =======                                      =====

     DILUTED                                                   ($0.11)                                      $0.12
                                                               =======                                      =====









The accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                         JULY 31,                    APRIL 30,
                                                           1998                        1998
                                                       ==============              ==============
CURRENT ASSETS                                          (Unaudited)
   Cash and cash equivalents                         $         5,337             $         2,157
   Accounts receivable, net                                    8,203                      10,464
   Inventories                                                12,445                      14,005
   Prepaid expenses                                            1,660                       1,195
   Deferred tax asset                                            750                         750
   Assets held for sale                                        6,267                       6,685
   Timber, timberlands and timber-related assets               2,256                       4,252
                                                       --------------              --------------

      Total current assets                                    36,918                      39,508


NOTES AND ACCOUNTS RECEIVABLE                                     48                         103

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                        2,848                       2,849
   Buildings and improvements                                 11,133                      11,123
   Machinery and equipment                                    62,352                      62,623
                                                       --------------              --------------

                                                              76,333                      76,595

     Less accumulated depreciation                            52,957                      52,378
                                                       --------------              --------------

                                                              23,376                      24,217

   Construction in progress                                      321                         225
                                                       --------------              --------------

                                                              23,697                      24,442

OTHER ASSETS                                                   1,250                       1,258
                                                       --------------              --------------


                                                     $        61,913             $        65,311
                                                       ==============              ==============














The accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                         JULY 31,                    APRIL 30,
                                                           1998                        1998
                                                       ==============              ==============
CURRENT LIABILITIES                                     (Unaudited)
   Accounts payable                                  $         7,503             $         8,992
   Accrued expenses                                            6,255                       6,568
   Income taxes payable                                           74                          --
   Timber contracts payable                                      301                         323
   Current maturities of long-term debt                        9,076                       8,467
                                                       --------------              --------------

      Total current liabilities                               23,209                      24,350

LONG-TERM DEBT, less current maturities                       35,795                      36,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                     20,688                      20,688
     Series B, 6,111 shares outstanding                          333                         333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,162,874 issued and outstanding
     (11,154,374 at April 30, 1998)                           28,761                      28,752
   Additional paid-in capital                                     15                          15
   Retained deficit                                          (46,888)                    (45,695)
                                                       --------------              --------------

                                                               2,909                       4,093
                                                       --------------              --------------


                                                     $        61,913             $        65,311
                                                       ==============              ==============


















The accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                        THREE MONTHS ENDED JULY 31,
                                                                 ==========================================
                                                                     1998                        1997
                                                                 ==============              ==============
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                            $          (619)            $         1,944
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                             1,132                       1,427
    Deferred income tax                                                     --                         693
    Accounts receivable                                                  2,261                       3,725
    Inventories                                                          1,560                      (5,040)
    Prepaid expenses                                                      (465)                       (833)
    Timber, timberlands and timber-related assets - current              1,996                         667
    Payables and accruals                                               (1,809)                     (1,670)
    Income taxes                                                            74                          --
                                                                 --------------              --------------

     Cash provided by operating activities                               4,130                         913
                                                                 --------------              --------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and other receivables                                               55                           6
  Acquisition of property, plant and equipment                            (313)                     (1,703)
  Net book value of retirements                                            195                           1
  Net book value of disposed idle assets                                   177                          --
  Other investing activities                                                --                          (2)
                                                                 --------------              --------------

     Cash provided by (used for) investing activities                      114                      (1,698)
                                                                 --------------              --------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                                    (479)                     (1,461)
  Other assets                                                             (20)                        (19)
  Dividends paid on preferred stock                                       (574)                       (574)
  Issuance of common stock                                                   9                          --
                                                                 --------------              --------------

     Cash used for financing activities                                 (1,064)                     (2,054)
                                                                 --------------              --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,180                      (2,839)
CASH BALANCE AT BEGINNING OF PERIOD                                      2,157                       8,209
                                                                 --------------              --------------

CASH BALANCE AT END OF PERIOD                                  $         5,337             $         5,370
                                                                 ==============              ==============

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                              $1,327                      $1,215
  Income taxes                                                            ($74)                        $62








The accompanying  notes are an integral part of these consolidated financial statements.

                      WTD INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of WTD Industries, Inc. and subsidiaries ("WTD" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at July 31, 1998 and April 30, 1998 are as follows (in thousands):

                                        July 31,            April 30,
                                          1998                1998
                                      -----------         -----------
       Logs                           $     5,364         $     3,791
       Lumber                               5,563               8,635
       Supplies and other                   1,518               1,579
                                      -----------         -----------

                                      $    12,445         $    14,005
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

     At July 31, 1998 the Company's tangible net worth was $2.7 million, compared to a minimum of negative $1.0 million required by the covenant. At that same date, the Company's working capital was $13.7 million, compared to $9.0 million required by the covenant. Also, at July 31, 1998, the Company's adjusted cumulative operating income was $35.7 million, compared to $27.5 million required. The collateral coverage ratio at July 31, 1998 was 63.4%, compared to a 50% minimum required level. The total liabilities ratio was 95.3% at July 31, 1998, compared to a maximum allowed of 105%. The minimum level of tangible net worth increases to $0 at January 1, 1999, $2.0 million at July 1, 1999, and $4.0 million at July 1, 2000. The minimum level of working capital increases to $11.5 million at July 1, 1999, $14.0 million at July 1, 2000 and $16.5 million at July 1, 2002. The minimum level of adjusted cumulative operating income increases to $30.0 million at August 1, 1998, $34.0 million at November 1, 1998, $37.5 million at July 1, 1999, $42.5 million at July 1, 2000, and $47.5 million at July 1, 2001. The minimum required collateral coverage ratio increases to 63% at July 1, 1999. The maximum allowed total liabilities ratio drops to 100% at August 1, 1998, 95% at July 1, 1999, and 85% at July 1, 2000. During the quarter ended July 31, 1998, the Company's adjusted cumulative operating income increased by $1.6 million while showing a loss before taxes of $0.6 million. The Company continues to be in compliance with all covenants contained in this agreement.

     The debt agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1998. In connection with the May 1, 1996 amendment, the Company agreed to additional prepayments computed at 30% of quarterly net income. No such prepayment is required for the quarter ended July 31, 1998.


NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholder's equity at July 31, 1998 consists of the following:

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

         Common stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,375,567 shares if remaining Series B preferred stock outstanding at July 31, 1998 is converted to common stock.

NOTE 5 - NET INCOME (LOSS) PER SHARE

    The calculations of net income (loss) per share for the three-month periods ended July 31, 1998 and 1997 are summarized below (in thousands, except per-share data):

                                                          Three Months Ended
                                                                July 31,
                                                        -----------------------
                                                           1998          1997
                                                        ---------     ---------
Net income (loss) applicable to common shareholders     $ (1,193)     $  1,375
                                                        =========     =========

Weighted average shares outstanding
             - Basic                                      11,155        11,083

Additional shares assumed from:
             - Conversion of Series B preferred stock        - -           213
             - Exercise of stock options                     - -           431
                                                        ---------     ---------

Average number of shares and equivalents outstanding
             - Diluted                                    11,155        11,727
                                                        =========     =========

Net income (loss) per common share
             - Basic                                      ($0.11)        $0.12
                                                          =======       =======
             - Diluted                                    ($0.11)        $0.12
                                                          =======       =======


    Earnings (loss) per share have been recomputed and restated for the effects of implementing Statement of Financial Accounting Standard Number 128, "Earnings per Share," as of December 31, 1997.

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

     The federal and state income tax provision consists of the following (in thousands):

                                                        Three months ended
                                                             July 31,
                                                     ------------------------
                                                        1998           1997
                                                     ---------      ---------
               Income (loss) before income taxes     $   (619)      $  2,700
                                                     =========      =========

               Income tax provision:
                  Federal                            $    - -       $    648
                  State                                   - -            108
                                                     ---------      ---------

                                                     $    - -       $    756
                                                     =========      =========

                  Current                            $    - -       $     63
                  Deferred                                - -            693
                                                     ---------      ---------

                                                     $    - -       $    756
                                                     =========      =========

     The Company has substantial NOL carryforwards available to reduce the tax paid on future income. Because of the difficult operating environment and the likely delayed or decreased use of the Company's NOL carryforwards, the Company has provided for a valuation reserve against any benefits created from the current period operating loss. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

      In the quarter ended July 31, 1998, the Company did not record any tax provision or benefit.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation primarily arising in the normal course of its business. Additionally, the Company has received notices in connection with potential environmental litigation. See "Legal Proceedings."

     The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. Various regulations regarding air and water emissions, log yard management, and disposal or landfill of log yard debris may require material expenditures in the future. Management believes that the Company will be able to comply with any such regulations without a material adverse impact on its consolidated financial condition or results of operations.

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

     It is generally the Company's practice to curtail production at facilities from time to time due to conditions which temporarily impair log flow, or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. Management believes that the Company's labor practices and compensation systems, as well as a relatively low capital cost in relation to production capacity, give it the flexibility to efficiently curtail operations and resume production as conditions warrant.

     Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs. WTD's log inventory policy is to maintain, where possible, a supply equal to three to four weeks of production.

     Lumber market conditions started off weak during the first quarter of fiscal year 1999. By mid-June, lumber prices started to recover and by July lumber prices had recovered enough to allow profitable operations at the end of the quarter. The Company has taken advantage of the improved market conditions by adding hours of production at its most profitable locations. There can be no assurance that the margins recently experienced by the Company will continue or improve. During much of fiscal year 1998 and into the first quarter of fiscal year 1999, there was an oversupply of lumber in the U.S. market. This oversupply was principally the result of traditional export producers manufacturing for the U.S. lumber market as exports weakened. Chip prices are up substantially from a year ago, while lumber prices and log costs have declined.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item:

                                                                       Percentage
                                                                   Increase (Decrease)
                                   Income and Expense Items as        Three Months
                                    a Percentage of Net Sales            Ended
                                   Three Months ended July 31,          7/31/98
                                   ---------------------------            to
                                    1998                 1997           7/31/97
                                   ------               ------          -------
Net Sales                          100.0%               100.0%          (30.8)%
Cost of sales                       92.7                 89.8           (28.6)
                                   ------               ------
Gross profit                         7.3                 10.2           (50.5)

Selling, general and
   administrative expenses           5.8                  4.7           (14.4)
                                   ------               ------

Operating income                     1.5                  5.5           (81.0)

Interest expense                    (2.4)                (1.8)           (4.2)
Miscellaneous                       (0.4)                 0.1             NM
                                   ------               ------

Income (loss) before income taxes   (1.3)                 3.9             NM

Provision for income taxes           - -                  1.1             NM
                                   ------               ------

Net income (loss)                   (1.3)%                2.8%            NM
                                   ======               ======


Note:   Percentages may not add precisely due to rounding.
NM:    Not meaningful.

Comparison of Three Months Ended July 31, 1998 and 1997
-------------------------------------------------------

         Net sales for the three months ended July 31, 1998 decreased $21.2 million (31%) from the three months ended July 31, 1997. This was principally caused by a 17% decrease in lumber shipments, a 24% decrease in chip deliveries, and a 21% decrease in lumber prices; partially offset by a 49% increase in chip prices. The reduced lumber shipments reflect reduced production resulting from a weak market in the current quarter compared to a relatively strong market in the first quarter of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per thousand board feet of lumber produced.

         Gross profit for the quarter ended July 31, 1998 was 7.3% of net sales, compared to 10.2% of sales for the quarter ended July 31, 1997. Lumber prices declined by 21% from the first quarter of fiscal 1998, while the Company's log costs declined by 18%. Unit manufacturing costs increased by 4% from the quarter ended July 31, 1997, principally due to production curtailments in the July 1998 quarter, in response to poor lumber prices.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

         Selling, general and administrative expenses in the three months ended July 31, 1998 decreased by $0.5 million (14%) from the three months ended July 31, 1997. This decrease reflects reduced profit-sharing bonus payments stemming from lower pre-tax profits and the operation of fewer facilities in the recent quarter.

         Miscellaneous expenses were up for the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, reflecting payments made to Bruce
L. Engel in connection with his retirement on July 1, 1998. The Company had net miscellaneous income in the first quarter of fiscal 1998.

         In the quarter ended July 31, 1998, the Company did not record a tax provision or benefit. In the quarter ended July 31, 1997, the Company recorded a tax provision equal to 28% of its pre-tax profit. See Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

     At July 31, 1998, the Company had net working capital of $13.7 million, $1.5 million less than at April 30, 1998. The working capital decrease was primarily the result of operating losses and capital spending, along with principal payments on debt and dividends paid on the Company's Series A preferred stock.

     Cash and cash equivalents increased by $3.2 million during the first quarter of fiscal 1999, to $5.3 million at July 31. Approximately $4.1 million of cash was provided by operations. About $0.5 million was used to repay various debt obligations and $0.3 million for acquisition of property, plant and equipment. The Company also paid $0.6 million in dividends to holders of its Series A preferred stock.

     During the three months ended July 31, 1998, the Company spent $0.3 million for capital improvements to its facilities. Capital spending for the balance of the fiscal year is currently forecast to be approximately $2.2 million, including a project to improve the boiler at the Company's South Bend facility. See "Legal Proceedings." The Company had no material commitments for capital spending at July 31, 1998.

     The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital, adjusted cumulative operating income (as defined) and total liabilities ratio (as defined). This debt agreement was most recently amended as of April 1, 1998, with respect to certain affirmative financial performance covenants. See Note 3 to Consolidated Financial Statements.

Forward - Looking Information
-----------------------------

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the impact of general economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, inadequate cash reserves, changes in environmental and other regulations, additional expenditures being necessary to

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

comply with environmental regulations (see "Legal Proceedings"), changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1998 (Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                              WTD INDUSTRIES, INC.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The   Company's   South  Bend   facility   has  received  a  Notice  of
Noncompliance with effluent permit terms from the Washington Department of Ecology. The Company has received a Notice of Intent to sue under the Clean Water Act from a citizen's group based on the Notice of Noncompliance.

         The Company is making modifications to the plant's boiler system to address the alleged noncompliance and is entering into settlement discussions.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

                   The Index to Exhibits is located on page 17.

          (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  WTD INDUSTRIES, INC.
                                                  ------------------------------
                                                  (Registrant)



                                             By:  /s/ Robert J. Riecke
                                                  ------------------------------
                                                  Robert J. Riecke
                                                  Vice President-Administration


                                             By:  /s/ K. Stanley Martin
                                                  ------------------------------
                                                  K. Stanley Martin
                                                  Vice President-Finance







         September 14, 1998

                              WTD INDUSTRIES, INC.


                                INDEX TO EXHIBITS

                                                                                    Sequential
                                                                                       Number
                                                                                       System
                                                                                         Page
                                                                                       Number

3.1        Fourth  Restated   Articles  of  Incorporation  of  Registrant
           adopted  effective  November 27, 1992,  as amended on March 4,
           1998(1)

3.2        Second Restated Bylaws of the Registrant adopted effective
           November 27, 1992(2)

10.10      Settlement Agreement dated May 15, 1998, between                               18
           Bruce L. Engel and Registrant

19         Other reports furnished to securities holders with respect to the              25
           quarter ended July 31, 1998:  Management's letter excerpted from
           Interim Report to Shareholders for the first quarter of fiscal 1999

27         Financial Data Schedule(3)


--------------------------------------------------------------------------------

       (1)Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1998, previously filed with the Commission.

       (2)Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1993, previously filed with the Commission.

       (3)This schedule has been submitted in the electronic form prescribed by EDGAR.


--------------------------------------------------------------------------------

         All other required Exhibits are listed in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.