Form 10-Q
period 1998-10-31
WTD INDUSTRIES INC
filed 1998-12-15
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 31, 1998
                              -------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                      to
                       ----------------------  --------------------

                         Commission file number 0-16158

                           TreeSource Industries, Inc.
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
                                                    ----------------------

                              WTD Industries, Inc.
--------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

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

     The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 1998 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.
                           ---------------------------

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.       Financial Information (Unaudited)


     Item 1.    Financial Statements

          Consolidated Statements of Operations -
            Three Months and Six Months Ended October 31, 1998 and 1997       3


          Consolidated Balance Sheets -
             October 31, 1998 and April 30, 1998                              4


          Consolidated Statements of Cash Flows -
                 Six Months Ended October 31, 1998 and 1997                   6


          Notes to Consolidated Financial Statements                          7

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                   11


PART II.  Other Information

     Item 1.   Legal Proceedings                                             15

     Item 2.   Changes in Securities and Use of Proceeds                     15

     Item 4.   Submission of Matters to a Vote of Security Holders           15

     Item 5.   Other Information                                             16

     Item 6.   Exhibits and Reports on Form 8-K                              16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)


                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                OCTOBER 31,                          OCTOBER 31,
                                        ---------------------------          ---------------------------
                                            1998            1997                 1998            1997
                                        -----------     -----------          -----------     -----------
NET SALES                               $   51,240      $   67,387           $   98,901      $  136,268

COST OF SALES                               47,859          63,854               92,034         125,695
                                        -----------     -----------          -----------     -----------
GROSS PROFIT                                 3,381           3,533                6,867          10,573

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 2,628           2,903                5,392           6,133
                                        -----------     -----------          -----------     -----------
OPERATING INCOME                               753             630                1,475           4,440

OTHER INCOME (EXPENSE)
     Interest Expense                       (1,158)         (1,182)              (2,318)         (2,393)
     Miscellaneous                              81              35                 (100)            136
                                        -----------     -----------          -----------     -----------
                                            (1,077)         (1,147)              (2,418)         (2,257)
                                       -----------     -----------          -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES             (324)           (517)                (943)          2,183

PROVISION  FOR INCOME TAXES (BENEFIT)           --            (319)                  --             437
                                        -----------     -----------          -----------     -----------
NET INCOME (LOSS)                             (324)           (198)                (943)          1,746

PREFERRED DIVIDENDS                            574             573                1,148           1,142
                                        -----------     -----------          -----------     -----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                $     (898)     $     (771)          $   (2,091)     $      604
                                        ===========     ===========          ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
     BASIC                                  ($0.08)         ($0.07)              ($0.19)          $0.05
                                            -------         -------              -------          -----
     DILUTED                                ($0.08)         ($0.07)              ($0.19)          $0.05
                                            -------         -------              -------          -----















 The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                   OCTOBER 31,        APRIL 30,
                                                      1998               1998
                                                   ---------          ---------
CURRENT ASSETS                                      (Unaudited)
   Cash and cash equivalents                       $  3,734           $  2,157
   Accounts receivable, net                           8,482             10,464
   Inventories                                       13,310             14,005
   Prepaid expenses                                   1,624              1,195
   Income tax refund receivable                         119                 --
   Deferred tax asset                                   750                750
   Assets held for sale                               5,959              6,685
   Timber, timberlands and timber-related assets      2,544              4,252
                                                   ---------          ---------
      Total current assets                           36,522             39,508


NOTES AND ACCOUNTS RECEIVABLE                            45                103

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                               2,848              2,849
   Buildings and improvements                        10,614             11,123
   Machinery and equipment                           62,530             62,623
                                                   ---------          ---------
                                                     75,992             76,595

     Less accumulated depreciation                   52,843             52,378
                                                   ---------          ---------
                                                     23,149             24,217

   Construction in progress                             633                225
                                                   ---------          ---------
                                                     23,782             24,442

OTHER ASSETS                                          1,291              1,258
                                                   ---------          ---------

                                                   $ 61,640           $ 65,311
                                                   =========          =========












The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share Information)



                                                   OCTOBER 31,        APRIL 30,
                                                      1998               1998
                                                   ---------          ---------
CURRENT LIABILITIES                               (Unaudited)
   Accounts payable                                $  7,769           $  8,992
   Accrued expenses                                   7,051              6,568
   Timber contracts payable                             346                323
   Current maturities of long-term debt               9,684              8,467
                                                   ---------          ---------
      Total current liabilities                      24,850             24,350

LONG-TERM DEBT, less current maturities              34,779             36,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding            20,688             20,688
     Series B, 6,111 shares outstanding                 333                333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,162,874 issued and outstanding
     (11,154,374 at April 30, 1998)                  28,761             28,752
   Additional paid-in capital                            15                 15
   Retained deficit                                 (47,786)           (45,695)
                                                   ---------          ---------
                                                      2,011              4,093
                                                   ---------          ---------

                                                   $ 61,640           $ 65,311
                                                   =========          =========


















The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                            SIX MONTHS ENDED OCTOBER 31,
                                                              1998                 1997
                                                           ---------             ---------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                        $   (943)             $  1,746
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                  2,156                 2,968
    Deferred income tax                                          --                   192
    Accounts receivable                                       1,982                 4,436
    Inventories                                                 695                (2,466)
    Prepaid expenses                                           (429)                 (462)
    Timber, timberlands and timber-related assets - current   1,708                  (611)
    Payables and accruals                                      (688)               (1,840)
    Income taxes                                               (119)                   --
                                                           ---------             ---------
     Cash provided by operating activities                    4,362                 3,963

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment               (1,153)               (6,152)
  Net book value of retirements                                 260                     1
  Net book value of disposed idle assets                        177                    --
  Other investing activities                                     58                     9
                                                           ---------             ---------
     Cash used for investing activities                        (658)               (6,142)
                                                           ---------             ---------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                         (901)               (2,228)
  Other assets                                                  (87)                  (49)
  Dividends paid on preferred stock                          (1,148)               (1,148)
  Issuance of common stock                                        9                   105
                                                           ---------             ---------
     Cash used for financing activities                      (2,127)               (3,320)
                                                           ---------             ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,577                (5,499)
CASH BALANCE AT BEGINNING OF PERIOD                           2,157                 8,209
                                                           ---------             ---------
CASH BALANCE AT END OF PERIOD                              $  3,734              $  2,710
                                                           =========             =========
CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                   $2,056                $2,351
  Income taxes                                                  ($2)                 $244








The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PRESENTATION

     In the opinion of management, the consolidated financial statements of TreeSource Industries, Inc. and subsidiaries ("TreeSource" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1998, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.

NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at October 31, 1998 and April 30, 1998 are as follows (in thousands):

                                            October 31,            April 30,
                                               1998                  1998
                                           -------------         -------------
       Logs                                $       5,237         $       3,791
       Lumber                                      6,629                 8,635
       Supplies and other                          1,444                 1,579
                                           -------------         -------------

                                           $      13,310         $      14,005
                                           =============         =============

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

     At October 31, 1998 the Company's tangible net worth was $1.9 million, compared to a minimum of negative $1.0 million required by the covenant. At that same date, the Company's working capital was $11.7 million, compared to $9.0 million required by the covenant. Also, at October 31, 1998, the Company's adjusted cumulative operating income was $36.7 million, compared to $30.0 million required. The collateral coverage ratio at October 31, 1998 was 62.5%, compared to a 50% minimum required level. The total liabilities ratio was 96.7% at October 31, 1998, compared to a maximum allowed of 100%. The minimum level of tangible net worth increases to $0 at January 1, 1999, $2.0 million at July 1, 1999, and $4.0 million at July 1, 2000. The minimum level of working capital increases to $11.5 million at July 1, 1999, $14.0 million at July 1, 2000 and $16.5 million at July 1, 2002. The minimum level of adjusted cumulative operating income increases to $34.0 million at November 1, 1998, $37.5 million at July 1, 1999, $42.5 million at July 1, 2000, and $47.5 million at July 1, 2001. The minimum required collateral coverage ratio increases to 63% at July 1, 1999. The maximum allowed total liabilities ratio drops to 95% at July 1, 1999 and 85% at July 1, 2000. During the quarter ended October 31, 1998, the Company's adjusted cumulative operating income increased by $1.0 million while the quarter showed a loss before taxes of $0.3 million. The Company continues to be in compliance with all covenants contained in the debt agreement, although operating conditions must improve from current levels for the Company to remain in compliance with this agreement.

     The debt agreement requires prepayments if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment was required for the year ended April 30, 1998. In connection with the May 1, 1996 amendment, the Company agreed to additional prepayments computed at 30% of quarterly net income. No such prepayment is required for the quarter ended October 31, 1998.

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholders' equity at October 31, 1998 consists of the following:

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
              (Continued)

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

         Common stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,375,567 shares if remaining Series B preferred stock outstanding at October 31, 1998 is converted to common stock.

NOTE 5 - NET INCOME (LOSS) PER SHARE

    The calculations of net income (loss) per share for the three-month and six-month periods ended October 31, 1998 and 1997 are summarized below (in thousands, except per-share data):

                                               Three Months Ended          Six Months Ended
                                                   October 31,                October 31,
                                             ---------------------      ---------------------
                                                1998        1997           1998        1997
                                             ---------   ---------      ---------   ---------
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS                       $   (898)   $   (771)      $ (2,091)   $    604
                                             =========   =========      =========   =========


WEIGHTED AVERAGE SHARES OUTSTANDING
  -BASIC                                       11,163      11,129         11,159      11,130

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B
   preferred stock                                --          --             --          213

  Exercise of stock options                       --          --             --          450
                                             ---------   ---------      ---------   ---------

AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
   - DILUTED                                   11,163      11,129         11,159      11,793
                                             =========   =========      =========   =========


NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                     ($0.08)     ($0.07)        ($0.19)      $0.05
                                               =======     =======        =======     =======

   - DILUTED                                   ($0.08)     ($0.07)        ($0.19)      $0.05
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

     The federal and state income tax provision (benefit) consists of the following (in thousands):

                                              Three Months Ended          Six Months Ended
                                                   October 31,                October 31,
                                             ---------------------      ---------------------
                                                1998        1997           1998        1997
                                             ---------   ---------      ---------   ---------
      Income (loss) before income taxes      $   (324)   $   (517)      $   (943)   $  2,183
                                             =========   =========      =========   =========

      Income tax provision:
         Federal                             $     --    $   (298)      $     --    $    350
         State                                     --         (21)            --          87
                                             ---------   ---------      ---------   ---------

                                             $     --    $   (319)      $     --    $    437
                                             =========   =========      =========   =========

         Current                             $     --    $    182       $     --    $    245
         Deferred                                  --        (501)            --         192
                                             ---------   ---------      ---------   ---------
                                             $     --    $   (319)      $     --    $    437
                                             =========   =========      =========   =========

    The Company's remaining adjusted NOL at April 30, 1998 was approximately $22 million for federal income tax and $20 million for state income tax purposes. These carryforwards expire in 2007 and 2012. Because of the difficult operating environment and the likely delayed or decreased use of the Company's NOL carryforwards, the Company has provided for a valuation reserve against any benefits created from the current period operating loss. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

     In the quarter and six months ended October 31, 1998, the Company did not record any tax provision or benefit.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation primarily arising in the normal course of its business. Additionally, the Company has received notices in connection with potential environmental litigation. See "Legal Proceedings."

     The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. Various regulations regarding air and water emissions, log yard management, and disposal or landfill of log yard debris may require material expenditures in the future. The expenditures required for the Company to comply with any such regulations may have a material adverse impact on the Company's consolidated financial condition or results of operations.

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

       It is generally the Company's practice to curtail production at facilities from time to time due to conditions which temporarily impair log flow, or when imbalances between log costs and product prices cause the cost of operation for some period of time to exceed the cost of shutdown and restarting the facility.

      Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs.

      Fiscal year 1999 started off with weak lumber prices. Prices strengthened through the end of the first quarter and into the early part of the second quarter, whereupon they reversed direction and went down through most of the second quarter. The Company has been unable to reduce its log costs enough to maintain profitable operations for the quarter or six months ended October 31, 1998. The Company has added hours of production at certain locations to optimize results of these operations. The margins recently experienced by the Company may not continue or improve, and may even decline further. During much of fiscal year 1998 and through the first six months of fiscal year 1999, there was an oversupply of lumber in the U.S. market. This oversupply principally resulted from North American producers redistributing to the U.S. market a substantial portion of their historic level of shipments to offshore markets. Chip prices are up substantially from a year ago, while lumber prices and log costs have declined.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

     The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item:

                                              Income and Expense Items as                        Percentage
                                               a Percentage of Net Sales                     Increase (Decrease)
                                      ------------------------------------------      ---------------------------------


                                      Three Months Ended       Six Months Ended         Three Months       Six Months
                                          October 31,             October 31,              Ended              Ended
                                      ------------------      ------------------         10/31/98           10/31/98
                                                                                            to                 to
                                        1998       1997         1998       1997          10/31/97           10/31/97
                                      -------    -------      -------    -------      --------------     --------------
Net sales                              100.0 %    100.0 %      100.0 $    100.0 %         (24.0) %           (27.4)
Cost of sales                           93.4       94.8         93.1       92.2           (25.0)             (26.8)
                                      -------    -------      -------    -------
Gross profit                             6.6        5.2          6.9        7.8            (4.3)             (35.1)

Selling, general and
  administrative expense                 5.1        4.3          5.5        4.5            (9.5)             (12.1)
                                      -------    -------      -------    -------

Operating income                         1.5        0.9          1.5        3.3            19.5              (66.8)


Interest expense                        (2.3)      (1.8)        (2.3)      (1.8)           (2.0)              (3.1)
Miscellaneous                            0.2        0.1         (0.1)       0.1           131.4                 NM
                                      -------    -------      -------    -------

Income (loss) before income taxes       (0.6)      (0.8)        (1.0)       1.6           (37.3)                NM

Provision for income taxes (benefit)     0.0       (0.5)         0.0        0.3              NM                 NM
                                      -------    -------      -------    -------

Net income (loss)                       (0.6) %    (0.3) %      (1.0) %     1.3 %          63.6                 NM
                                      =======    =======      =======    =======

Note:  Percentages may not add precisely due to rounding.
NM:  Not Meaningful

Comparison of Three Months Ended October 31, 1998 and 1997
----------------------------------------------------------

    Net sales for the three months ended October 31, 1998 decreased $16.1 million (24%) from the three months ended October 31, 1997. This was principally caused by a 16% decrease in lumber shipments, a 13% decrease in chip deliveries, and a 15% decrease in lumber prices; partially offset by a 35% increase in chip prices. The reduced lumber shipments reflect reduced production resulting from a weak market for certain products in the current quarter compared to a stronger market during much of the second quarter of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per thousand board feet ("mbf") of lumber produced.

    Gross profit for the quarter ended October 31, 1998 was 6.6% of net sales, compared to 5.2% of net sales for the quarter ended October 31, 1997. Lumber prices declined by 15% from the second quarter of fiscal 1998, while the Company's log costs also declined by 15%. Unit manufacturing costs decreased by 8% from the quarter ended October 31, 1997, principally reflecting more efficient production levels at several locations and the curtailment of a facility with relatively higher production costs.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

    Selling, general and administrative expenses in the three months ended October 31, 1998 decreased by $0.3 million (9%) from the three months ended October 31, 1997. This decrease reflects the results of cost-cutting measures taken by the Company and the operation of fewer facilities in the recent quarter.

    In the quarter ended October 31, 1998, the Company did not record a tax provision or benefit. In the quarter ended October 31, 1997, the Company recorded a tax benefit equal to 62% of its pre-tax loss. See Note 6 to Consolidated Financial Statements.

Comparison of  Six Months Ended October 31, 1998 and 1997
---------------------------------------------------------

     Net sales for the six months ended October 31, 1998 decreased $37.4 million (27%) from the six months ended October 31, 1997. This was principally caused by a 16% decrease in lumber shipments, an 18% decrease in chip deliveries, and an 18% decrease in lumber prices; partially offset by a 42% increase in chip prices. The reduced lumber shipments reflect reduced production resulting from a weak market for certain products during the most recent period compared to a stronger market in the first half of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per mbf.

     Gross profit for the six months ended October 31, 1998 was 6.9% of net sales, compared to 7.8% of net sales for the six months ended October 31, 1997. Lumber prices declined by 18% from the six months ended October 31, 1997, while the Company's log costs declined by 17%. Production declined compared to levels in the prior year, when production levels reflected the more favorable market. Unit manufacturing costs decreased by 2% from the six months ended October 31, 1997, principally reflecting more efficient production levels at several facilities.

     Selling, general and administrative expenses in the six months ended October 31, 1998 decreased by $0.7 million (12%) from the six months ended October 31, 1997. This decrease reflects the results of cost-cutting measures taken by the Company and the operation of fewer facilities in the more recent period.

     In the six months ended October 31, 1998, the Company did not record a tax provision or benefit. In the six months ended October 31, 1997, the Company recorded a tax provision equal to 20% of its pretax profit. See Note 6 to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     The Company relies on cash provided by its operations to fund its working capital needs. Such cash may not be sufficient to fund the Company's future operations. Substantially all of the Company's assets are pledged as security for its primary debt obligation.

     At October 31, 1998, the Company had net working capital of $11.7 million, $3.5 million less than at April 30, 1998. The working capital decrease was primarily the result of operating losses, capital spending, principal payments on debt, and dividends paid on the Company's Series A preferred stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

     During the six months ended October 31, 1998, the Company's cash and cash equivalents increased by $1.6 million to $3.7 million at October 31. Approximately $4.4 million of cash was provided by operations. About $0.9 million was used to repay various debt obligations and $1.2 million was used for capital expenditures. The Company also paid $1.1 million in dividends to holders of its Series A preferred stock.

     Capital spending in the first six months of fiscal 1999 was $1.2 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $0.6 million. The Company had no material commitments for capital spending at October 31, 1998.

     The Company's Credit and Security Agreement dated as of November 30, 1992 contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital, adjusted cumulative operating income (as defined) and total liabilities ratio (as defined). This debt agreement was most recently amended as of April 1, 1998, with respect to certain affirmative financial performance covenants. The Company continues to be in compliance with all covenants contained in this agreement, although operating conditions must improve from current levels for the Company to remain in compliance with this agreement. See Note 3 to Consolidated Financial Statements.

Forward - Looking Information
-----------------------------

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, the impact of foreign and domestic economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, inadequate cash reserves or liquidity, changes in environmental and other regulations, additional expenditures necessary to comply with environmental regulations (see "Legal Proceedings"), changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1998 (Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                           TREESOURCE INDUSTRIES, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company's South Bend facility has received a Notice of Noncompliance with effluent permit terms from the Washington Department of Ecology. The Company has received a Notice of Intent to sue under the Clean Water Act from a citizen's group based on the Notice of Noncompliance.

     The Company has made modifications to the plant's boiler system to address the alleged noncompliance and settlement discussions are continuing.

Item 2.  Changes in Securities and Use of Proceeds

         (c)      Recent Sales of Unregistered Securities

     On November 3, 1998, the Company granted to Jess R. Drake options to purchase 543,295 shares of the Company's Common Stock at an exercise price of $.7969 per share, subject to certain vesting and other conditions, pursuant to the terms of that certain Employment Contract between Mr. Drake and the Company. In issuing these securities, the Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 26, 1998, the Company held its Annual Meeting of Shareholders, at which directors Richard W. Detweiler and William H. Wright were elected to three-year terms. The number of votes cast for each nominated Director was as follows:

                                                         Against or
                                  For                     Withheld
                              -----------               -----------
     Detweiler                 9,251,624                   463,331
     Wright                    9,251,104                   463,851


     A proposal to amend the Company's Stock Option Plan to increase the number of shares reserved for issuance under the plan was approved. The vote was 4,902,799 for, 710,912 against, and 83,987 abstentions.

     A proposal to amend the Company's Articles of Incorporation to change the Company name to TreeSource Industries, Inc. was approved. The vote was 6,037,255 for, 3,634,880 against, and 42,820 abstentions.

     The appointment of Moss Adams LLP as the Company's independent auditors was
ratified.   The  vote  was  6,114,966  for,  290,799   against,   and  3,309,190
abstentions.

Item 5.  Other Information

     On October 31, 1998, the Company entered into an Employment Contract with Jess R. Drake, pursuant to which Mr. Drake became, on November 4, 1998, the Company's President and Chief Executive Officer, and was elected to fill a vacancy on the Company's Board of Directors. Mr. Drake will serve out two years remaining on a three-year term, subject to the approval of the Company's shareholders at the 1999 annual meeting. On November 3, 1998, the Company entered into a Stock Option Letter Agreement with Mr. Drake, pursuant to which the Company awarded Mr. Drake options to purchase the Common Stock of the Company, subject to vesting and other conditions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  The Index to Exhibits is located on page 18.

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  TREESOURCE INDUSTRIES, INC.
                                                  ------------------------------
                                                  (Registrant)



                                             By:  /s/ Jess R. Drake
                                                  ------------------------------
                                                  Jess R. Drake
                                                  President


                                             By:  /s/ K. Stanley Martin
                                                  ------------------------------
                                                  K. Stanley Martin
                                                  Vice President-Finance







         December 15, 1998

                           TREESOURCE INDUSTRIES, INC.

                                INDEX TO EXHIBITS
                                                                      Sequential
                                                                          Number
                                                                          System
                                                                            Page
                                                                          Number

3.1    Fourth Restated Articles of Incorporation of Registrant adopted
        effective November 27, 1992, as amended                               19

3.2    Second Restated Bylaws of the Registrant adopted effective
        November 27, 1992(1)

10.11  Employment Contract dated October 31, 1998, between
        Jess R. Drake and Registrant(2)                                       38

10.12  Stock Option Letter Agreement dated November 3, 1998, between
        Jess R. Drake and Registrant(2)                                       46

19     Other reports furnished to securities holders with respect to the quarter ended October 31, 1998: Management's letter excerpted from Interim Report to Shareholders for the second quarter of fiscal 1999 55

27     Financial Data Schedule(3)

--------------------------------------------------------------------------------

     (1)Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1993, previously filed with the Commission.

     (2)Management contract or compensatory plan or arrangement.

     (3)This schedule has been submitted in the electronic form prescribed by EDGAR.

--------------------------------------------------------------------------------

     All other required Exhibits are listed in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.