Form 10-Q
period 1999-01-31
WTD INDUSTRIES INC
filed 1999-03-15
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 1999
                              ----------------------------

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

     The number of shares outstanding of Registrant's Common Stock, no par value, at February 28, 1999 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.
                           ---------------------------

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.       Financial Information (Unaudited)


 Item 1.    Financial Statements

      Consolidated Statements of Operations -
        Three Months and Nine Months Ended January 31, 1999 and 1998        3


      Consolidated Balance Sheets -
        January 31, 1999 and April 30, 1998                                 4


      Consolidated Statements of Cash Flows -
         Nine Months Ended January 31, 1999 and 1998                        6


      Notes to Consolidated Financial Statements                            7

 Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                     11


PART II.  Other Information


 Item 1.   Legal Proceedings                                               16

 Item 3.    Default Upon Senior Securities                                 16

 Item 6.    Exhibits and Reports on Form 8-K                               16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per-Share Amounts)
                                   (Unaudited)


                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         JANUARY 31,                          JANUARY 31,
                                            1999            1998                 1999            1998
                                         ----------      ----------           ----------      ----------
NET SALES                               $   44,257      $   55,951           $  143,158      $  192,219

COST OF SALES                               43,273          56,958              135,307         182,653
                                         ----------      ----------           ----------      ----------
GROSS PROFIT (LOSS)                            984          (1,007)               7,851           9,566

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 2,560           2,588                7,952           8,721
                                         ----------      ----------           ----------      ----------
OPERATING INCOME (LOSS)                     (1,576)         (3,595)                (101)            845

OTHER INCOME (EXPENSE)
     Interest Expense                       (1,143)         (1,165)              (3,461)         (3,558)
     Miscellaneous                             (80)           (486)                (180)           (350)
                                         ----------      ----------           ----------      ----------
                                            (1,223)         (1,651)              (3,641)         (3,908)
                                         ----------      ----------           ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES           (2,799)         (5,246)              (3,742)         (3,063)

PROVISION  FOR INCOME TAXES (BENEFIT)         (117)         (1,601)                (117)         (1,164)
                                         ----------      ----------           ----------      ----------
NET INCOME (LOSS)                           (2,682)         (3,645)              (3,625)         (1,899)

PREFERRED DIVIDENDS                            540             574                1,688           1,716
                                         ----------      ----------           ----------      ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                $   (3,222)     $   (4,219)          $   (5,313)     $   (3,615)
                                         ==========      ==========           ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE
     BASIC                                  ($0.29)         ($0.38)              ($0.48)         ($0.33)
                                            =======         =======              =======         =======


     DILUTED                                ($0.29)         ($0.38)              ($0.48)         ($0.33)
                                            =======         =======              =======         =======










The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)

                                                   JANUARY 31,        APRIL 30,
                                                      1999              1998
                                                    --------          --------
CURRENT ASSETS                                    (Unaudited)
   Cash and cash equivalents                       $  1,328          $  2,157
   Accounts receivable, net                           8,501            10,464
   Inventories                                       10,787            14,005
   Prepaid expenses                                   1,650             1,195
   Income tax refund receivable                         236                --
   Deferred tax asset                                   750               750
   Assets held for sale                               6,592             6,685
   Timber, timberlands and timber-related assets      2,607             4,252
                                                    --------          --------
      Total current assets                           32,451            39,508


NOTES AND ACCOUNTS RECEIVABLE                            43               103

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                               2,236             2,849
   Buildings and improvements                        10,590            11,123
   Machinery and equipment                           64,698            62,623
                                                    --------          --------
                                                     77,524            76,595

     Less reserve for impairment                        941                --
     Less accumulated depreciation                   53,945            52,378
                                                    --------          --------
                                                     22,638            24,217

   Construction in progress                             546               225
                                                    --------          --------
                                                     23,184            24,442

OTHER ASSETS                                            972             1,258
                                                    --------          --------

                                                   $ 56,650          $ 65,311
                                                    ========          ========











The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    (In Thousands, Except Share Information)



                                                   JANUARY 31,        APRIL 30,
                                                      1999              1998
                                                    --------          --------
CURRENT LIABILITIES                                (Unaudited)
   Accounts payable                                $  7,261          $  8,992
   Accrued expenses                                   6,535             6,568
   Timber contracts payable                             251               323
   Current maturities of long-term debt              43,470             8,467
                                                    --------          --------
      Total current liabilities                      57,517            24,350

LONG-TERM DEBT, less current maturities                 327            36,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding            20,688            20,688
     Series B, 6,111 shares outstanding                 333               333
   Common stock, no par value, 40,000,000 shares
     authorized, 11,162,874 issued and outstanding
     (11,154,374 at April 30, 1998)                  28,761            28,752
   Additional paid-in capital                            15                15
   Retained deficit                                 (50,991)          (45,695)
                                                    --------          --------
                                                     (1,194)            4,093
                                                    --------          --------

                                                   $ 56,650          $ 65,311
                                                    ========          ========


















The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                            NINE MONTHS ENDED JANUARY 31,
                                                           ------------------------------
                                                             1999                  1998
                                                           --------              --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                       $ (3,625)             $ (1,899)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                 3,098                 4,426
    Deferred income tax                                          0                (1,435)
    Accounts receivable                                      1,963                 8,052
    Inventories                                              3,218                   364
    Prepaid expenses                                          (455)                  387
    Timber, timberlands and timber-related assets - current  2,118                  (138)
    Payables and accruals                                   (1,793)               (3,322)
    Income taxes                                              (236)                   --
                                                           --------              --------
     Cash provided by operating activities                   4,288                 6,435
                                                           --------              --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment              (2,089)               (7,557)
  Net book value of retirements                                268                    41
  Net book value of disposed idle assets                       177                   173
  Other investing activities                                    60                    90
                                                           --------              --------
     Cash used for investing activities                     (1,584)               (7,253)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (1,577)               (2,783)
  Other assets                                                (294)                  (68)
  Dividends paid on preferred stock                         (1,671)               (1,722)
  Issuance of common stock                                       9                   105
                                                           --------              --------
     Cash used for financing activities                     (3,533)               (4,468)
                                                           --------              --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (829)               (5,286)
CASH BALANCE AT BEGINNING OF PERIOD                          2,157                 8,209
                                                           --------              --------
CASH BALANCE AT END OF PERIOD                             $  1,328              $  2,923
                                                           ========              ========
CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest                                                  $3,195                $3,151
  Income taxes                                                 ($2)                 $270








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

NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. The amounts included in inventories at January 31, 1999 and April 30, 1998 are as follows (in thousands):

                                        January 31,            April 30,
                                           1999                  1998
                                       -------------         -------------
       Logs                            $       4,677         $      3,791
       Lumber                                  4,630                8,635
       Supplies and other                      1,480                1,579
                                       -------------         -------------

                                       $      10,787         $     14,005
                                       =============         =============

NOTE 3 - LONG-TERM DEBT

     The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, collateral coverage (as defined) and total liabilities ratio (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, shareholders and affiliates. This debt agreement was most recently amended as of April 1, 1998, with respect to certain affirmative financial performance covenants. At January 31, 1998, the Company was out of compliance with tangible net worth, working capital and total liabilities ratio (as defined) covenants in its primary debt agreement.

     As a cash savings measure, the Company has ceased making payments of principal and interest under the primary debt agreement. The Company has initiated discussions with its senior lenders to modify the covenants as well as payment terms associated with its primary debt agreement. In that regard, the Company has engaged a financial consulting firm to work with management and the Company's senior lender representatives to restructure its existing debt agreement. Although the Company has in the past been able to work with its senior lenders to achieve modification to its primary debt agreement and the Company is currently having positive discussions with its senior lenders, there can be no assurance that an agreement will be reached on modified debt terms.

     Because the primary debt agreement is in default and the balances due thereunder are subject to possible acceleration by the Company's senior lenders, the Company has chosen to classify the entire obligation as current.

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING

     Stockholders' equity at January 31, 1999 consists of the following:

         Series A preferred stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding;
         limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into common stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. The holders of the Series A preferred stock will have the right to elect a majority of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. The Company has missed one dividend payment on the Series A preferred stock, which otherwise would have been paid on February 26, 1999.

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

NOTE 4 - STOCKHOLDERS' EQUITY AND COMMON SHARES OUTSTANDING
         (Continued)


         Common stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the exercise of any stock options or conversion of any Series A preferred stock, the total number of common shares would increase to 11,375,567 shares if remaining Series B preferred stock outstanding at January 31, 1999 is converted to common stock.

NOTE 5 - NET INCOME (LOSS) PER SHARE

    The calculations of net income (loss) per share for the three-month and nine-month periods ended January 31, 1999 and 1998 are summarized below (in thousands, except per-share data):

                                               Three Months Ended        Nine Months Ended
                                                    January 31,              January 31,
                                             ----------------------    ----------------------
                                                1999         1998         1999         1998
                                             ---------    ---------    ---------    ---------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                        $ (3,222)    $ (4,219)    $ (5,313)    $ (3,615)
                                             =========    =========    =========    =========


WEIGHTED AVERAGE SHARES OUTSTANDING
  -BASIC                                       11,163       11,154       11,160       11,122

ADDITIONAL SHARES ASSUMED FROM:
  Conversion of Series B preferred stock           --           --           --           --

  Exercise of stock options                        --           --           --           --
                                             ---------    ---------    ---------    ---------

AVERAGE NUMBER OF SHARES AND
  EQUIVALENTS OUTSTANDING
  - DILUTED                                    11,163       11,154       11,160       11,122
                                             =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE
  - BASIC                                      ($0.29)      ($0.38)      ($0.48)      ($0.33)
                                             =========    =========    =========    =========

  - DILUTED                                    ($0.29)      ($0.38)      ($0.48)      ($0.33)
                                             =========    =========    =========    =========

NOTE 6 - INCOME TAXES

     The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

     The federal and state income tax provision (benefit) consists of the following (in thousands):

                                                           Three Months Ended         Nine Months Ended
                                                               January 31,                 January 31,
                                                        -----------------------     -----------------------
                                                           1999          1998          1999          1998
                                                        ---------     ---------     ---------     ---------
           Income (loss) before income taxes            $ (2,799)     $ (5,246)     $ (3,742)     $ (3,063)
                                                        =========     =========     =========     =========

           Income tax provision:
             Federal                                    $     (5)     $ (1,391)     $     (5)     $ (1,041)
             State                                          (112)         (210)         (112)         (123)
                                                        ---------     ---------     ---------     ---------

                                                        $   (117)      $(1,601)      $   (117)     $(1,164)
                                                        =========     =========     =========     =========

             Current                                    $   (117)    $      26       $   (117)    $    271
             Deferred                                         --        (1,627)            --       (1,435)
                                                        ---------     ---------     ---------     ---------

                                                        $   (117)      $(1,601)      $   (117)     $(1,164)
                                                        =========     =========     =========     =========

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

     In the quarter and nine months ended January 31, 1999, the Company recorded a tax benefit of $117,000. This is principally the result of income tax refund receivables.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation primarily arising in the normal course of its business. The Company has received notices in connection with potential environmental litigation. Additionally, the Company is a defendant in wage claim litigation arising out of the operation of its Trask facility. See "Legal Proceedings."

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

     Results of operations are impacted by which facilities the Company chooses to operate. The Company has engaged Agincourt Consulting of Tacoma, Washington to assist the management team in developing a new strategic direction and revised business plan. As a result of this work, the Company has decided to sell its Philomath Forest Products, Pacific Softwoods, and Burke Lumber facilities. Although the previously announced sale of the Sedro-Woolley, Midway, GREENWELD(R) and Central Point businesses to the Encore Group failed for lack of financing, the Company intends to seek buyers for Sedro-Woolley, Midway and GREENWELD(R), and will entertain offers for its Central Point facility. The work on the Company's strategic approach and business plan is continuing.

     Raw materials comprise the majority of the cost of products sold by the Company. The Company depends principally on open market log purchases for its raw materials needs.

     Fiscal year 1999 started off with weak lumber prices. Prices strengthened through the end of the first quarter and into the early part of the second quarter, whereupon they reversed direction and went down through most of the second quarter. Prices stayed low into the third quarter until some improvement began in mid-December. The costs associated with curtailed facilities and the inability to adequately reduce log costs in relation to lumber prices have combined to prevent the Company from achieving overall profitable operations for the quarter or nine months ended January 31, 1999. The Company has added hours of production at certain locations to optimize results of these operations. The margins recently experienced by the Company may not continue or improve, and may even decline further. During much of fiscal year 1998 and through much of the first nine months of fiscal year 1999, there was an oversupply of lumber in the U.S. market.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


     This oversupply principally resulted from North American producers redistributing to the U.S. market a substantial portion of their historic level of shipments to offshore markets. During the third quarter chip prices went up from a year ago, while lumber prices and log costs have declined.

     The following table sets forth the percentages which certain expenses and income items bear to net sales, and the period-to-period percentage change in each item:

                                             Income and Expense Items as                 Percentage
                                              a Percentage of Net Sales              Increase (Decrease)
                                       ---------------------------------------  ----------------------------
                                       Three Months Ended   Nine Months Ended     Three Months   Nine Months
                                            January 31,         January 31,         Ended          Ended
                                        -----------------   -----------------     01/31/99       01/31/99
                                                                                     to            to
                                          1999      1998      1999      1998      01/31/98       01/31/98
                                        -------   -------   -------   -------     --------       --------
Net sales                                100.0 %   100.0 %   100.0 %   100.0 %     (20.9)%        (25.5)%
Cost of sales                             97.8     101.8      94.5      95.0       (24.0)         (25.9)
                                        -------   -------   -------   -------
Gross profit                               2.2      (1.8)      5.5       5.0          NM          (17.9)
Selling, general and
   administrative expense                  5.8       4.6       5.6       4.5        (1.1)           8.8
                                        -------   -------   -------   -------

Operating income                          (3.6)     (6.4)     (0.1)      0.4       (56.2)            NM


Interest expense                          (2.6)     (2.1)     (2.4)     (1.9)       (1.9)          (2.7)
Miscellaneous                             (0.2)     (0.9)     (0.1)     (0.2)      (83.5)         (48.6)
                                        -------   -------   -------   -------

Income (loss) before income taxes         (6.3)     (9.4)     (2.6)     (1.6)      (46.6)          22.2

Provision for income taxes (benefit)      (0.3)     (2.9)     (0.1)     (0.6)      (92.7)         (89.9)
                                        -------   -------   -------   -------
Net income (loss)                         (6.1) %   (6.5) %   (2.5) %   (1.0)%     (26.4)          90.9
                                         ======    ======    ======    ======
Note:  Percentages may not add precisely due to rounding.
NM:   Not Meaningful.

Comparison of Three Months Ended January 31, 1999 and 1998
----------------------------------------------------------

    Net sales for the three months ended January 31, 1999 decreased $11.7 million (21%) from the three months ended January 31, 1998. This was principally caused by a 16% decrease in lumber shipments, a 9% decrease in chip deliveries, and a 9% decrease in lumber prices; partially offset by a 16% increase in chip prices. The reduced lumber shipments reflect reduced production resulting from a weak market for products in the current quarter compared to a stronger market during much of the third quarter of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per thousand board feet ("mbf") of lumber produced.

     Gross profit for the quarter ended January 31, 1999 was 2.2% of net sales, compared to a negative 1.8% of net sales for the quarter ended January 31, 1998. Lumber prices declined by 9% from the third quarter of fiscal 1998, while the Company's log costs also declined by 12%. Unit

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


manufacturing costs decreased by 1% from the quarter ended January 31, 1998, principally reflecting more efficient production levels at several locations and the curtailment of a facility with relatively higher production costs.

     Selling, general and administrative expenses in the three months ended January 31, 1999 decreased by $0.03 million (1%) from the three months ended January 31, 1998. This decrease reflects the results of cost-cutting measures taken by the Company and the operation of fewer facilities in the recent quarter.

    In the quarter ended January 31, 1999, the Company recorded a tax benefit equal to 4% of its pre-tax loss. In the quarter ended January 31, 1998, the Company recorded a tax benefit equal to 30.5% of its pre-tax loss. See Note 6 to Consolidated Financial Statements.

Comparison of Nine Months Ended January 31, 1999 and 1998
---------------------------------------------------------

     Net sales for the nine  months  ended  January  31,  1999  decreased  $49.1 million (25.5%) from the nine months ended January 31, 1998. This was principally caused by a 16% decrease in lumber shipments, a 16% decrease in chip deliveries, and a 15% decrease in lumber prices; partially offset by a 35% increase in chip prices. The reduced lumber shipments reflect reduced production resulting from a weak market for products during the most recent period compared to a stronger market in the first three quarters of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per mbf.

     Gross profit for the nine months ended January 31, 1999 was 5.5% of net sales, compared to 5.0% of net sales for the nine months ended January 31, 1998. Lumber prices declined by 15% from the nine months ended January 31, 1998, while the Company's log costs declined by 15%. Production declined compared to levels in the prior year, when production levels reflected the more favorable market. Unit manufacturing costs decreased by 2% from the nine months ended January 31, 1998, principally reflecting more efficient production levels at several facilities.

     Selling, general and administrative expenses in the nine months ended January 31, 1999 decreased by $0.8 million (9%) from the nine months ended January 31, 1998. This decrease reflects the results of cost-cutting measures taken by the Company and the operation of fewer facilities in the more recent period.

     In the nine months ended January 31, 1999, the Company recorded a tax benefit equal to 3% of its pre-tax loss. In the nine months ended January 31, 1998, the Company recorded a tax benefit equal to 38% of its pre-tax loss. See
Note 6 to Consolidated Financial Statements.

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

     During the nine months ended January 31, 1999, the Company's cash and cash equivalents decreased by $0.8 million to $1.3 million at January 31. Approximately $4.3 million of cash was provided by operations. About $1.6 million was used to repay various debt obligations and $2.1 million was used for capital expenditures. The Company also paid $1.7 million in dividends to holders of its Series A preferred stock. In order to improve the Company's cash reserves, the Company has elected not to declare and pay the dividend on its Series A preferred stock that otherwise would have been paid on February 26, 1999. In addition, the Company has ceased making payments of principal and interest on its primary debt agreement while it negotiates with its senior lenders to restructure the Company's senior debt.

     Capital spending in the first nine months of fiscal 1999 was $2.1 million. Capital spending for the balance of the fiscal year is currently forecast to be approximately $0.2 million. The Company had no material commitments for capital spending at January 31, 1999.

     The Company's Credit and Security Agreement dated as of November 30, 1992 ("Agreement") contains certain covenants, including the maintenance of prescribed levels of collateral coverage (as defined), tangible net worth, working capital, adjusted cumulative operating income (as defined) and total liabilities ratio (as defined). This debt agreement was most recently amended as of April 1, 1998, with respect to certain affirmative financial performance covenants. [See Note 3 to Consolidated Financial Statements.]

     Due to poor lumber market conditions in the summer and fall of 1998 and the resulting poor financial performance of the Company, it was not in compliance with three financial covenants under the Agreement at quarter-end.

     The Company has engaged Seneca Financial Group of Greenwich, Connecticut to work with management in negotiations with its senior secured lenders with a goal of restructuring its financial structure to better accommodate the cyclical nature of the Company's business. In the interim and as a cash savings measure, the Company has ceased making payments of principal and interest under the Agreement. The lenders have been supportive of the Company and previously consented to modifications to the Agreement and the Company is currently having positive discussions with the lenders, although there can be no assurance that lenders will agree to the requested changes or that lenders will refrain from exercising their remedies under the Agreement. Remedies available to the Company's lenders include seizing all assets including cash necessary for operations. Because the Agreement is in default and the balances due thereunder are subject to acceleration, the entire obligation has been reclassified as current. [See Note 3 to Consolidated Financial Statements.]

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)


     In the event of acceleration by lenders and seizure of assets, the Company would not have the cash necessary to continue operations. Under such circumstances, the Company would consider all options available to it, including liquidation of the Company or seeking protection from its creditors under applicable laws.

     At January 31, 1999, the Company had net working capital of negative $25.1 million, $40.2 million less than at April 30, 1998. The working capital decrease was primarily the result of operating losses, capital spending, principal payments on debt, dividends paid on the Company's Series A preferred stock, and reclassification of debt under the Agreement.

     The Company has engaged Agincourt Consulting to assist the management team in developing a new strategic direction and revised business plan. As a result of this work, the Company has decided to sell its Philomath Forest Products, Pacific Softwoods, and Burke Lumber facilities. Although the previously announced sale of the Sedro-Woolley, Midway, GREENWELD(R) and Central Point businesses to the Encore Group failed for lack of financing, the Company intends to seek buyers for Sedro-Woolley, Midway and GREENWELD(R), and will entertain offers for its Central Point facility. Under the existing terms of the Agreement, the bulk of the proceeds from the sale of such facilities would be paid to the Company's secured lenders to reduce debt.

Forward - Looking Information
-----------------------------

     Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, acceleration of debt and seizure of all cash and other assets of the Company by its senior lenders, inadequate cash reserves or liquidity, changes in environmental and other regulations, additional expenditures necessary to comply with environmental regulations or adverse outcomes in pending litigation (see "Legal Proceedings"), the impact of foreign and domestic economic conditions, increased interest rates, the impact of competitive products and pricing, availability and cost of raw materials, changes in the Company's ability to use its net operating loss carryforward and the risk factors listed from time to time in the Company's SEC reports, including, but not limited to, the report on Form 10-K for the fiscal year ended April 30, 1998 (Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                           TREESOURCE INDUSTRIES, INC.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company's South Bend facility has received a Notice of Noncompliance with effluent permit terms from the Washington Department of Ecology, and a Notice of Noncompliance with air permit terms from the Olympic Air Pollution Control Authority. The Company has received a Notice of Intent to sue under the Clean Water Act from a citizen's group based on the effluent Notice of Noncompliance.

     The Company has made modifications to the plant's boiler system to address the alleged effluent noncompliance and a tentative settlement has been reached. The Company is investigating the alleged air noncompliance.

     The Company and its Trask River subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999, Allen, Blount, et al., v. WTD Industries, Inc., Trask River Lumber Company, Inc., and Bruce L. Engel. Plaintiffs seek class certification. The Company has denied liability.

Item 3.  Default Upon Senior Securities

     Due to poor lumber market conditions in the summer and fall of 1998 and the resulting poor financial performance of the Company, it was not in compliance with three financial covenants of its primary debt agreement at quarter-end. Additionally, as a cash saving measure while the Company renegotiates the terms of its senior debt to better accommodate the cyclical nature of its business, the Company has elected not to make payments of principal and interest on its senior debt. Amounts that otherwise would be paid through March 17, 1999 total approximately $1.326 million.

Item 6.    Exhibits and Reports on Form 8-K

       (a)    Exhibits

                  The Index to Exhibits is located on page 18.

       (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TREESOURCE INDUSTRIES, INC.
                                  ---------------------------
                                  (Registrant)



                                  By: /s/ Jess R. Drake
                                     -------------------
                                     Jess R. Drake
                                     President


                                  By: /s/ David J. Loftus
                                     ---------------------
                                     David J. Loftus
                                     Chief Accounting Officer







         March 15, 1999

                           TREESOURCE INDUSTRIES, INC.

                                INDEX TO EXHIBITS
                                                                      Sequential
                                                                          Number
                                                                          System
                                                                            Page
                                                                          Number

3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992, as amended

3.2 Second Restated Bylaws of the Registrant adopted effective November 27, 1992(1)

19       Other reports furnished by securities holders with respect to the quarter ended January 31, 1999; March 2, 1999 press
         release                                                             19

27       Financial Data Schedule(2)

--------------------------------------------------------------------------------

         (1)Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1993, previously filed with the Commission.

         (2)This schedule has been submitted in the electronic form prescribed by EDGAR.

--------------------------------------------------------------------------------

         All other required Exhibits are listed in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

                                   EXHIBIT 19


                  TREESOURCE REPORTS THIRD QUARTER RESULTS


         Portland, Ore. -- March 2, 1999 -- TreeSource Industries, Inc. (OTCBB:TRES) reported today a net loss of $2.7 million for the quarter ended January 31, 1999, compared to a net loss of $3.6 million for the same period in 1998. The net loss applicable to common shareholders was $.29 per share for the quarter ended January 31, 1999, compared to a net loss of $.38 per share in the third quarter last year. Third quarter net sales were $44.3 million, down 21 percent from $56 million in the comparable period last year.

         For the nine months ended January 31, 1999, the Company reported a net loss of $3.6 million, compared to a net loss of $1.9 million for the same period last year. The net loss applicable to common shareholders was $.48 per share for the nine months ended January 31, 1999, compared to a net loss applicable to common shareholders of $.33 per share for the same period last year. Net sales were $143.2 million for the nine months compared to $192.2 million in the prior year, down 25 percent.

         "As we started our third quarter, lumber prices were well below those which existed at the beginning of our third quarter for each of the last five years. In mid-December lumber prices began to improve as curtailments by lumber producers in Canada created improved sales opportunities for domestic producers. The lumber price increases, however, were not enough to allow profitable operations overall, " said Jess Drake, president of TreeSource Industries.

         "As we start our fourth quarter, lumber prices are now better than they were a year ago. Lumber demand is good, but overproduction and its effect on lumber prices are still a concern. There has been only a slight improvement in the export lumber market. In large part it was the decline in the export lumber market that sent domestic lumber prices sliding as North American manufacturers diverted more lumber production into the U.S. market. Continued softness in the paper and pulp markets also has put significant downward pressure on wood chip prices. Compared to this time last year, chip prices are now off approximately 20%.

         On the positive side, the economy, housing starts, and retail building material sales all continue to show real strength, causing some economic forecasters to raise their forecasts for 1999. The lumber market continues to exhibit strength as well, and our sales organization is increasingly optimistic about the lumber market for 1999. Unfortunately, the weather has played havoc with log supply, limiting availability and resulting in higher log costs. We are hopeful that improved weather and moving into the logging season will help mitigate these issues.

         The improving conditions have allowed us to go to two shifts at our Glide facility and to increase hours of operation at some other facilities. We continue to explore opportunities to more fully utilize our facilities as seasonal log flow increases occur.

         A strategic review has been completed in order to reposition the Company to be more successful in the future. As a result of this review we have decided to proceed with the sale of a number of operations in order to focus our resources on our operations with the greatest long-term potential. While The Encore Group failed to secure its financing to close on the purchase of several businesses, our efforts to sell Sedro-Woolley, the Midway fingerjointing operation and the GREENWELD(R) glue technology business will continue. Also, we have decided to sell Philomath
Forest Products, Pacific Softwoods and Burke Lumber. In addition, we will entertain offers on Central Point. Our resources will be concentrated in our remaining operations in order to more fully utilize them in the near-term and modernize them over time to ensure their long-term success. So, although fewer lumber mills will be operated, those mills will operate more hours than they have historically.

         We have also taken a number of steps to reduce our costs and cash needs. Since last year we have reduced our corporate and sales staff by over 40% and are streamlining our organizational structure. Our focus is to maximize cash for use in operations. As a result, the Board of Directors decided not to declare the quarterly dividend on the Series A Preferred Stock which would otherwise have been paid at the end of February. The Company can skip two consecutive quarterly dividend payments, three quarterly dividend payments within twenty-four months, or a total of seven quarterly dividend payments. Prior to this action the Company has not missed any dividend payments on its Series A preferred stock.

         Due to the poor lumber market in the summer and fall of 1998, the Company is not in compliance with three financial covenants under its secured credit agreement. Additionally, as further cash saving measures, we have elected not to make payments under the Company's secured debt while we work with our secured lenders to modify the terms of the debt structure in order to better accommodate the cyclical nature of our business. We are currently having positive discussions with our senior lenders which are moving forward regarding a timetable for development of a new business plan and a revised capital structure along with a forbearance on interest and principal during the period. The Company is also considering a possible equity infusion," concluded Mr. Drake.

         The Company disclosed that it has retained Seneca Financial Group, Inc. of Greenwich, Connecticut to advise it in connection with its strategic options. Seneca is a merchant bank founded by James W. Harris, a former Managing Director of Lehman Brothers.

         The Company  further  disclosed  that K.  Stanley  Martin  resigned his employment with the Company effective February 15, 1999, to take another position outside the industry. Mr. Martin had been the Company's Vice
President-Finance and Chief Financial Officer. A search is underway for his successor. In the interim, Mr. Martin's duties have been allocated to existing finance department personnel.

         TreeSource Industries, Inc. operates facilities in Oregon, Washington and Vermont, producing softwood and hardwood lumber products. TreeSource's lumber is marketed domestically and internationally under the TreeSource brand name.

         TreeSource   Industries,   Inc.   can  be   seen   at  its   web   site
http://www.treesource.com. For more information contact Robert J. Riecke via telephone (503) 246-3440 or facsimile (503) 245-7773.