Form 10-K405
period 1999-04-30
WTD INDUSTRIES INC
filed 1999-07-29
CIK 797543

TREESOURCE INDUSTRIES, INC.

United States Securities and Exchange Commission, Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                   Commission file number
April 30, 1999                              0-16158

TREESOURCE INDUSTRIES, INC., formerly WTD Industries, Inc.
(Exact name of registrant as specified in its charter)

Oregon                                      93-0832150
(State of Incorporation)                    (I.R.S. Employer Identification No.)

10260 S.W. Greenburg Road, Suite 900        Registrant's telephone number,
Portland, Oregon 97223                      including area code: (503) 246-3440
(Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes[X] No[ ]

     State the aggregate market value of the common stock held by non-affiliates of the registrant, as of July 6, 1999: $4,534,359.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of July 6, 1999: Common Stock, no par value:
11,162,874.

                           FORM 10-K TABLE OF CONTENTS
Item No.                                                               Page No.


PART I                                                                     3

Item 1.        BUSINESS                                                    3

Item 2.        PROPERTIES                                                  7

Item 3.        LEGAL PROCEEDINGS                                           8

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8


PART II                                                                    9

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                         9

Item 6.        SELECTED FINANCIAL DATA                                    10

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        11

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                19

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                        19


PART III                                                                  20

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         20

Item 11.       EXECUTIVE COMPENSATION                                     23

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                 31

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             32


PART IV                                                                   33

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K                                                33
      (a) (1)     Financial Statements                                    33
      (a) (2)     Financial Statement Schedules                           33
      (a) (3)     Exhibit Index                                           33
      (b)         Reports on Form 8-K                                     39

                                     PART I

Item 1.   BUSINESS

     TreeSource Industries, Inc. is a corporation organized in Oregon in 1983, which, through its subsidiaries, manufactures softwood and hardwood lumber and by-products. TreeSource Industries, Inc. and its subsidiaries are hereinafter referred to as "TreeSource" or the "Company". The Company changed its name effective October 27, 1998 from WTD Industries, Inc. to TreeSource Industries, Inc. The Company markets its products primarily in the United States and Canada.

Products and Markets
--------------------

     Softwood Lumber
     ---------------

     The Company manufactures a variety of softwood lumber products, predominantly from Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 87% of net sales in fiscal 1999, and 89% of net sales in each of fiscal 1998 and fiscal 1997.

     The Company sells softwood lumber to a large number of customers, primarily distribution centers and wholesalers and directly to large retailers. Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

     Other Products
     --------------

     The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 8% of net sales in fiscal 1999, 7% of net sales in fiscal 1998, and 6% of net sales in fiscal 1997. Beginning in fiscal 1998, the Company produced a small quantity of fingerjointed products. The Company discontinued operation of its fingerjointing plant in fiscal 1999, and that facility is for sale. Fingerjointed product accounted for less than 1% of net sales in fiscal 1999.

     The Company is licensed to use, and to grant licenses for others to use, in North America and Mexico, a patented technology called GREENWELD(R) that enables the gluing of green or unseasoned lumber. The Company used the GREENWELD(R) process in its fingerjointing operation during fiscal 1999. During fiscal 1999, the Company generated income from its licensing activity which accounted for less than 1% of net sales. The Company's rights to grant licenses for others to use GREENWELD(R) are for sale.

Distribution and Marketing
--------------------------

     The Company markets, distributes, and arranges transportation for its lumber products through its wholly owned subsidiary and sales agent, TreeSource, Inc. Through its centralized sales function, the Company coordinates the production capabilities of individual mills to meet a broad range of customer needs. TreeSource sells primarily through telephone contacts from its office in Portland, Oregon.

     Shipments of wood products are generally made by rail or truck directly from the mill. Exports do not represent a material portion of the Company's net sales.

     The Company does not attempt to accumulate a large backlog of orders. TreeSource's general practice is to maintain an order file ranging from about one to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at both April 30, 1999 and 1998 was $8 million. Backlog on any particular date may not be indicative of the Company's average backlog, net sales, or the backlog for any succeeding period.

     No single customer accounted for as much as 10% of the Company's net sales during fiscal 1999. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

Timber Supply
-------------

     The Company has historically purchased timber and logs in sufficient quantities to match only the current operating requirements of its mills. The Company plans to increase the quantity of purchased timber and logs, generally held in inventory or on contract. The Company has revised its procurement and inventory strategy to allow it to maintain timber and log supplies to assure reasonably uninterrupted mill production during periods of inclement weather and changes in local log market conditions. The goal of the strategy is to allow mills to increase their hours of operation, more effectively manage both the price and quality of log purchases during periods of tight supply, and maintain more stable operating costs.

         Timber and logs comprise the majority of the cost of products sold by the Company. The Company relies mainly on open market log purchases to supply its raw material needs. It also purchases timber-cutting contracts ("timber contracts") and has historically obtained logs to a minor extent from its own fee timberlands. At April 30, 1999, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, public timber contracts and fee timberlands, and total log footage required:

      Year Ended     Open       Timber         Fee         Log
       April 30,    Market     Contracts     Timber    Requirements
      -------------------------------------------------------------
           1995      95%          5%           --      317,100 MBF
           1996      94%          5%           1%      228,162 MBF
           1997      94%          5%           1%      320,507 MBF
           1998      94%          6%           --      284,300 MBF
           1999      94%          5%           1%      233,501 MBF

MBF - Thousand Board Feet

     During fiscal years 1995 through 1999, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. In the latter half of fiscal 1999, two mills were moved to a two-shift operating basis, increasing their annual log consumption. The ability to maintain the present level of operations at the Company's mills depends on a continuing supply of logs from these private sources.

     The availability and cost of timber and logs have been, and should continue to be, influenced by a variety of factors, including demand by competitors and exporters, the environmental and harvest policies of federal and state agencies, and, in the long term, the acreage of commercial timber land. For further discussion of current industry conditions relating to timber supply, see the section titled "Factors Affecting Forward-Looking Statements - Availability of Logs".

Employees
---------

     The Company and its subsidiaries had approximately 900 employees at July 6, 1999. During fiscal 1999, the local woodworkers union that briefly represented workers at the Company's South Bend facility before the union was decertified and abandoned its request for a new election. See "Factors Affecting Forward-Looking Statements-Manufacturing Risks". The Company uses bonus programs to motivate its employees. See Note 9 to Consolidated Financial Statements.

Environmental Regulation
------------------------

     The Company is subject to federal, state, and local pollution control regulations, including those regulating air, water, and noise pollution, that have required, and are expected to continue to require, operating and capital expenditures. During fiscal 1999, the Company incurred expenditures of approximately $556,000 for environmental protection measures. Expenditures are projected to be approximately $1,058,000 for each of fiscal 2000 and 2001, including costs to remediate the site at Sedro-Woolley, Washington, in preparation for sale. Additional expenditures will be necessary to remediate other sites in preparation for sale. Such amounts cannot be estimated at this time and may be material. Various regulations regarding air and water emissions and disposal or landfill of log yard debris may require material expenditures in the future. See "Factors Affecting Forward-Looking Statements-Federal and State Regulations".

Industry Conditions
-------------------

     The United States lumber industry is highly sensitive to the condition of the nation's economy and tends to experience poor financial results during general economic downturns. Although sales traditionally increase in the spring and summer months and decline during the fall and winter months in response to seasonal building construction cycles, such seasonal patterns are sometimes absent. During fiscal 1998, the advent of the Asian financial crisis negatively impacted the industry and the Company. Demand for lumber exports to Asia decreased significantly. Manufacturers in North America that had been producing for the export lumber market converted production to supply the U.S. market, which caused an oversupply of lumber. The resulting oversupply placed strong downward pressure on lumber prices for most of fiscal 1998, despite reasonable interest rates and strong construction activity in the United States.

     During fiscal 1999, the lumber market continued to be poor despite strong domestic demand for lumber. The lumber market hit a low point in the third quarter of fiscal 1999 and then began slowly improving. Continued strong domestic construction activity spurred by low interest rates, combined with mill closures allowed the lumber market to improve throughout the fourth quarter of fiscal 1999.

     During fiscal 1999 the Company took an impairment charge totaling $6,310,000 to reflect the Company's estimate of the fair value of assets being held for sale. The facilities currently held for sale are Burke Lumber Co., Midway Engineering, Pacific Softwoods, Philomath Forest Products, and Sedro-Woolley Lumber Co. See Note 3 to Consolidated Financial Statements.

     Wood chip demand and prices are determined by conditions in the global pulp and paper industry and generally are not affected by seasonal business cycles. During fiscal 1998, reduced demand for pulp and paper products caused pulp and paper production curtailments and kept chip prices low. Weakness in wood chip prices continued into fiscal 1999. See "Factors Affecting Forward-Looking Statements" for further discussion.

Competition
-----------

     The wood products industry is highly competitive and includes a large number of companies manufacturing relatively standardized products. The principal means of competition in the lumber industry are log costs, unit production costs, pricing, product quality, and the ability to satisfy customer needs promptly. The Company believes it can compete effectively based on the foregoing factors. Some of TreeSource's competitors are large, integrated companies that have significantly greater financial, production and marketing resources than the Company. Some of these competitors have a significant base of low-cost fee timberlands and timber contracts, which protects them from fluctuations in log prices and gives them a potential advantage over the Company, which relies on the open log market to supply the bulk of its raw materials requirements.

     The Company's competition includes lumber manufacturers located in Canada that benefit from advantageous exchange rates and, in some areas, low-cost government owned timber when exporting lumber to the United States. As a result of U.S. government-initiated trade talks, Canada agreed that starting April 1, 1996, for a period of five years, and subject to specific exceptions, lumber exporters in certain provinces will pay export taxes if pre-established levels of exports to the U.S. are exceeded. The goal of the trade agreement is to limit the volume of lumber exported to the U.S. by Canadian producers. This trade agreement has not fully achieved the desired effect. However, to date, Canadian lumber producers have paid significant export taxes for exceeding the pre-established levels of exports.

     See the sections titled, "Timber Supply", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Factors Affecting Forward-Looking Statements".


Item 2.   PROPERTIES

MANUFACTURING FACILITIES(1)                               Thousand Board Feet
                                                        ------------------------
                                                          Fiscal    Est. Annual
                                                           1999      Production
Softwood Lumber                                         Production   Capacity(2)
------------------------------------------------------  ----------  ------------
Burke Lumber Co., West Burke, Vermont(3)(4)                19,000      50,000
Central Point Lumber Co., Central Point, Oregon            60,000     120,000
Glide Lumber Products Co., Glide, Oregon                  114,000     135,000
Morton Forest Products Co., Morton, Washington             74,000      93,000
North Powder Lumber Co., North Powder, Oregon              52,000     100,000
Pacific Softwoods Co., Philomath, Oregon(5)                19,000         ---
Philomath Forest Products Co., Philomath, Oregon(5)           ---         ---
Sedro-Woolley Lumber Co., Sedro-Woolley, Washington(5)(6)     ---         ---
Spanaway Lumber Co., Spanaway, Washington(7)               64,000      95,000
Trask River Lumber Co., Tillamook, Oregon(7)               60,000     137,000
Tumwater Lumber Co., Tumwater, Washington(7)               65,000     107,000

Hardwood Lumber
------------------------------------------------------
Pacific Hardwoods-South Bend Co.,
   South Bend, Washington(7)(3)                            17,000      24,000

Fingerjointed Lumber
------------------------------------------------------
Midway Engineered Wood Products, Inc.,
   Corvallis, Oregon(5)(6)(7)                                 ---         ---

(1) The machinery and equipment of all facilities are subject to the security interests of certain lenders.
(2) Capacity is generally computed using a two-shift-per-day, five day-per-week operating schedule.
(3)  Capacity is calculated on a one-shift basis.
(4)  Facility is currently operating and is for sale.
(5)  This facility is not operating and is for sale.
(6) These subsidiaries lease a substantial portion of their equipment pursuant to operating leases.
(7) These subsidiaries lease the real property on which the mill is located pursuant to ground leases.

Item 3.   LEGAL PROCEEDINGS

     On or about January 30, 1991, TreeSource Industries, Inc. and each of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The proceeding was filed in the United States Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is titled: "In re Sedro-Woolley Lumber Co., WTD Industries, Inc., TreeSource, Inc., et al.", Case Numbers 91-00707 through 91-00721, 91-00736 through 91-00741, 91-00752 through
91-00756,   91-00773  through  91-00778,  and  91-01140  through  91-01149.  The
Company's Second Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court on November 23, 1992, effective November 30, 1992. During 1996 and 1997, orders were entered in the Bankruptcy Court closing the Chapter 11 cases of WTD Industries, Inc. and all its subsidiaries.

     The Company has settled all pending allegations of noncompliance with certain air and water discharge limitations against the Company's South Bend, Washington facility. On April 14, 1999, the Company entered into a settlement agreement with respect to the allegation of noncompliance with water discharge limitations pursuant to which the Company agreed to make minor improvements in its boiler area, to pay attorneys' fees, and to make a contribution of a nonmaterial amount. On June 15, 1999, the Company resolved the allegation of noncompliance with limitations on air discharges by paying a $2,000 fine.

     The Company and its Trask River subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999, (Allen, Blount, et al., v. WTD Industries, Inc., Trask
River Lumber Company, Inc., and Bruce L. Engel). The Company has denied liability. The parties are engaged in preliminary settlement discussions.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Principal Market
----------------

     Effective January 7, 1999, the Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol TRES. Before that date, the Company's stock was quoted on the Nasdaq National Market System under the same symbol (before October 27, 1998, under the symbol WTDI). The number of holders of record of TreeSource Industries, Inc. Common Stock at July 6, 1999 was 578. The Company estimates that the total number of its direct and beneficial shareholders is approximately 4,100.

Stock Price and Dividend Information
------------------------------------

     The following tables show the range of reported high and low bid quotations for the two years ended April 30, 1999:

     Fiscal Year Ended
       April 30, 1999            Low                High
     -----------------        ----------         ----------
     First Quarter              $.7500            $1.5630
     Second Quarter             $.5000            $1.0000
     Third Quarter*             $.3125            $1.0940
     Fourth Quarter*            $.3125            $0.7187

     Fiscal Year Ended
       April 30, 1998            Low                High
     -----------------        ----------         ----------
      First Quarter             $1-7/8            $4-3/16
      Second Quarter            $2-1/8            $4-1/8
      Third Quarter             $1-17/32          $2-3/4
      Fourth Quarter            $1-3/8            $2

* Effective January 7, 1999, quotes are as reported on the OTC Bulletin Board.

     The high and low bid quotations shown are those reported on Nasdaq, except where noted. They reflect inter-dealer prices, do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. Prior to the Company's October 1986 public stock offering, there was no public trading market for its Common Stock.

     TreeSource does not pay any cash dividends on its Common Stock. The Company's various debt instruments restrict the payment of dividends. See Notes 6 and 8 to Consolidated Financial Statements.

Item 6.   SELECTED FINANCIAL DATA
TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts and Ratios)

                                                                                YEAR ENDED APRIL 30,
                                                        ----------------------------------------------------------------------
                                                           1999           1998           1997           1996           1995
                                                        ----------     ----------     ----------     ----------     ----------
NET SALES                                                $195,012       $242,051       $284,086       $191,964       $274,966
COST OF SALES                                             184,015        231,303        255,068        186,514        262,334
                                                        ----------     ----------     ----------     ----------     ----------
GROSS PROFIT                                               10,997         10,748         29,018          5,450         12,632

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                                  10,738         11,290         12,529          9,685         10,366
IMPAIRMENT CHARGES AND REORGANIZATION CREDIT                6,310          4,168              -           (409)          (532)
                                                        ----------     ----------     ----------     ----------     ----------
OPERATING INCOME (LOSS)                                    (6,051)        (4,710)        16,489         (3,826)         2,798

INTEREST EXPENSE                                           (4,732)        (4,682)        (5,029)        (5,318)        (5,972)
OTHER INCOME (EXPENSE)                                        441           (394)           630            646          1,228
                                                        ----------     ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                         (10,342)        (9,786)        12,090         (8,498)        (1,946)

PROVISION FOR INCOME TAXES (BENEFIT)                          (96)         2,364          3,120         (2,454)        (5,646)
                                                        ----------     ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                         (10,246)       (12,150)         8,970         (6,044)         3,700
PREFERRED DIVIDENDS                                         1,671          2,290          2,228          2,364          2,126
                                                        ----------     ----------     ----------     ----------     ----------
NET INCOME (LOSS) APPLICABLE TO COMMON
SHAREHOLDERS                                             ($11,917)      ($14,440)        $6,742        ($8,408)        $1,574
                                                        ==========     ==========     ==========     ==========     ==========
NET INCOME (LOSS) PER COMMON SHARE, BASIC
- net income (loss)                                        ($1.07)        ($1.30)         $0.61         ($0.76)         $0.14
  Average shares outstanding                               11,161         11,130         11,078         11,077         11,075

NET INCOME (LOSS) PER COMMON SHARE, DILUTED
- net income (loss)                                        ($1.07)        ($1.30)         $0.59         ($0.76)         $0.14
  Average shares outstanding                               11,161         11,130         11,385         11,077         11,491

CASH DIVIDENDS PER COMMON SHARE                                --             --            --             --             --

PERIOD END BALANCES
  Working capital                                        ($24,340)       $15,158        $29,475        $25,052        $33,740
  Total assets                                            $54,987        $65,311        $86,486        $77,396        $88,944
  Long-term debt, excluding  current maturities              $324        $36,868        $46,086        $50,310        $51,421
  Stockholders' equity                                    ($7,816)        $4,093        $18,434        $11,686        $20,076

SELECTED FINANCIAL RATIOS Net income (loss) to average:
    Total assets                                            (17.0)%        (16.0)%         10.9%          (7.3)%          4.0%
    Stockholders' equity                                    550.4 %       (107.9)%         59.6%         (38.1)%         19.2%
  Average stockholders' equity to average
   Total assets                                              (3.1)%        (14.8)%         18.4%          19.1 %         20.7%

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview
--------

     On a quarter-to-quarter basis, the Company's financial results have and will vary widely, due to seasonal fluctuations and market factors affecting the demand for logs, lumber, and other wood products. Therefore, past results for any given year or quarter are not necessarily indicative of future results.

     Lumber market conditions remained generally weak following the decrease in demand for North American lumber in Asia that occurred in fiscal 1998. The unit price for the benchmark 2x4 standard and better declined from $403 per unit for fiscal 1998 to an average of $324 per unit for fiscal 1999, a 20% reduction. During the same period, the unit cost of the #2 fir sawlog - a benchmark for the Company's raw materials costs - fell from an average of $657 to $563 per unit, a 14% reduction. With lumber prices declining more than log prices, margins were squeezed and profitability reduced. Wet winter weather throughout the Pacific Northwest further exacerbated market conditions and timber harvest and log delivery volumes fell below expected levels, which forced spot log prices to increase as log supply dwindled. Due to its low level of log inventories, the Company was forced to either bid up the price of logs in order to maintain supply or to curtail production. Market conditions improved during the fourth fiscal quarter as lumber demand remained strong, log supply improved, and log prices eased. The benefit to the Company of these improving conditions was reduced by the lack of available log inventory and need to re-hire and train employees at several of the Company's facilities.

Yearly Comparisons
------------------

     The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:

                                         INCOME AND EXPENSE ITEMS AS             PERCENTAGE
                                            A PERCENT OF NET SALES           INCREASE (DECREASE)
                                     ----------------------------------
                                                                              1999         1998
                                            Year Ended April 30,               vs           vs
                                     ----------------------------------
                                       1999         1998         1997         1998         1997
                                     --------     --------     --------     --------     --------
Net sales                             100.0 %      100.0 %      100.0 %      (19.4)%      (14.8)%
Cost of sales                          94.4         95.6         89.8        (20.4)        (9.3)
                                     --------     --------     --------
Gross profit                            5.6          4.4         10.2          2.3        (63.0)

Selling, general and
  administrative expense                5.5          4.7          4.4         (4.9)        (9.9)
Impairment loss                         3.2          1.7          0.0            NM           NM
                                     --------     --------     --------
Operating income (loss)                (3.1)        (1.9)         5.8            NM           NM

Interest expense                       (2.4)        (1.9)        (1.8)         1.1         (6.9)
Miscellaneous                           0.2         (0.2)         0.2            NM           NM
Income (loss) before income taxes      (5.3)        (4.0)         4.3            NM           NM

Provision for income taxes (benefit)   (0.0)         1.0          1.1       (104.1)       (24.2)
                                     --------     --------     --------
Net income (loss)                      (5.3)        (5.0)         3.2 %          NM           NM
NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison of 1999 to 1998
--------------------------

     Net sales for the year ended April 30, 1999 decreased $47.0 million (19%) from the year ended April 30, 1998. This decline was principally caused by a 14% decrease in lumber sales volume and a 6% decrease in the net sales average. The reduced lumber shipments in fiscal 1999 as compared to fiscal 1998, reflect the closure of the Philomath, Pacific Softwoods, and Sedro-Woolley mills and weather related curtailments during the winter in fiscal 1999.

     Gross profit for the year ended April 30, 1999 was 5.6% of net sales, compared to 4.4% of net sales for the year ended April 30, 1998. Lumber sales declined by 11% from the year ended April 30, 1998, while the Company's log costs declined by 6%. Unit manufacturing costs in fiscal 1999 decreased by 3% from costs in fiscal 1998, primarily due to a curtailment of higher cost operations and an increase in production volume at other operations.

     Selling, general and administrative expenses in the year ended April 30, 1999 decreased by $0.6 million (4.9%) as compared to sales expenses for the year ended April 30, 1998. This decrease reflects reductions in corporate staff and office lease space as well as the closure of certain facilities.

     During the fourth quarter of fiscal 1999, the Company took an impairment charge in the amount of $6.3 million to reflect the Company's estimate of the fair value of certain assets that are being held for sale. Five facilities are currently being held for sale: Burke Lumber Co., Midway Engineering, Pacific Softwoods, Philomath Forest Products, and Sedro-Woolley Lumber Co. See Note 3 to Consolidated Financial Statements.

     Other expenses for fiscal 1999 reflect payments made to Bruce L. Engel in connection with his retirement during the first quarter of the fiscal year.

     In the year ended April 30, 1999, the Company sustained significant losses. Because of the difficult operating environment and likely delayed or decreased use of the Company's deferred tax assets, no income tax benefit was recorded for the year. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate. See Note 7 to Consolidated Financial Statements.

Comparison of 1998 to 1997
--------------------------

     Net sales for the year ended April 30, 1998 decreased $42.0 million (15%) from the year ended April 30, 1997. This was principally caused by a 9% decrease in lumber shipments, a 17% decrease in chip deliveries, an 8% decrease in lumber prices, and a 28% decrease in other by-product revenue, partially offset by a 13% increase in chip prices. The reduced lumber shipments reflect reduced production, which resulted from a weak market in fiscal 1998 compared to a strong market in fiscal 1997. The reduced lumber shipments also reflect an inadequate supply of rail cars to ship lumber during much of fiscal 1998. The reduced chip deliveries reflect not only reduced lumber production but also improved lumber recovery resulting in fewer chips per thousand board feet (mbf) and the selling of some trim ends to the Company's fingerjoint plant instead of their being chipped.

     Gross profit for the year ended April 30, 1998 was 4.4% of net sales, compared to 10.2% of net sales for the year ended April 30, 1997. Lumber prices declined by 8% from the year ended April 30, 1997, while the Company's log costs declined by only 4%. Lumber production and shipments declined compared to levels in the prior year, when production levels reflected the favorable market. Production curtailment occurred in fiscal year 1998 in response to poor lumber prices and inadequate rail service. Unit manufacturing costs in fiscal year 1998 increased by 3% from costs in fiscal year 1997, partially because of a general wage increase in September 1996 and more production curtailments in fiscal year 1998.

     Selling, general and administrative expenses in the year ended April 30, 1998 decreased by $1.2 million (10%) from the year ended April 30, 1997. This decrease reflects reduced profit-sharing bonus payments stemming from lower pretax profits, partially offset by expenses associated with the start-up of two WTD subsidiaries, Midway Engineered Wood Products, Inc. and Greenweld North America Co., in the first quarter of fiscal 1998.

     During the fourth quarter of fiscal 1998, the Company took an impairment charge in the amount of $4,168,000 to reflect the Company's estimate of the fair value of its two facilities held for sale, Sedro-Woolley Lumber Co. and Trask River Lumber Co.

     Interest expense in the year ended April 30, 1998 was $0.3 million below that incurred in the year ended April 30, 1997. This decrease was the result of a reduction in the amount of the Company's outstanding debt.

     In the year ended April 30, 1998, the Company recorded a tax provision equal to 24% of its pretax loss, compared to a tax provision of 26% of the pretax income for the previous year. During fiscal 1998, the Company sustained significant operating losses. Because of the difficult operating environment and the likely delayed or decreased use of the Company's deferred tax assets to shelter future income, the Company increased its valuation reserve to approximately $9.8 million, resulting in a charge of $7.3 million in additional income tax expense in the year ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1999, the Company had a net working capital deficit of $24.3 million, $39.5 million less than at April 30, 1998. The working capital decrease resulted primarily from reclassifying most of the Company's long-term debt as current, and from the Company's operating losses. The debt was reclassified to a current obligation because of the Company's non-compliance with its loan covenants.

     Cash and cash equivalents decreased by $0.03 million during the year ended April 30, 1999, to $2.1 million at year end. Approximately $5.3 million of cash was provided by operations. About $1.6 million was used to repay various debt obligations. The Company also paid $1.7 million in dividends to holders of its Series A preferred stock. The Company is currently in arrears on interest and principal payments and has not paid dividends to holders of Series A preferred stock for two consecutive quarters. In the event that the Company fails to make a third consecutive quarterly dividend payment to the holders of the Series A Preferred Stock, then the holders of such stock will have the right to elect a majority of the Company's Board of Directors.

     During fiscal 1999, the Company spent $2.5 million for capital improvements to its facilities. Capital spending for the year ending April 30, 2000 is currently projected to be approximately $5.4 million. The Company had no material commitments for capital spending at April 30, 1999.

     The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. There can be no assurance that such cash will be sufficient to fund the Company's operations. Substantially all of the Company's assets are pledged to secure its primary debt obligation.

     The Company's fiscal 1999 results of operations were such that the Company was unable to remain in compliance with certain financial covenants as required by the company's Credit and Security Agreement dated as of November 30, 1992 as amended (the "Credit Agreement"). In addition, the Company ceased making interest and principal payments on its debt in March 1999. The Company is in non-compliance with the Credit Agreement and is currently in active discussions with the lenders. Substantially improved operating conditions from those in fiscal 1999 will be necessary for the Company to comply with the Credit
Agreement. Operating conditions are not expected to improve sufficiently in fiscal 2000 to enable the Company to comply with its obligations under the Credit Agreement. See Note 6 to Consolidated Financial Statements.

     The Company has initiated discussions with its senior lenders to modify the terms of the Company's debt structure to better accommodate the cyclical nature of the Company's business. The Company has engaged a financial consulting firm to assist in restructuring its existing debt. Although the Company has in the past been able to work with its senior lenders to achieve modifications of its Credit Agreement and is currently negotiating with its senior lenders, there can be no assurance that an agreement will be reached on modified debt terms. Any debt restructuring is likely to adversely impact the common and preferred shareholders.

     In accordance with the Company's Credit Agreement, prepayments are required if the Company's cumulative operating income exceeds certain specified amounts. No such prepayment will be required for the year ended April 30, 1999. In connection with the May 1, 1996 amendment to this Credit Agreement, the Company agreed to an additional prepayment computed at 30% of quarterly net income. No payments were made during the year ended April 30, 1999 pursuant to this provision. Proceeds from the planned sale of facilities held for sale will be applied to reduce debt.

     The Company has no floating-rate debt, but the dividend rate on its Series A Preferred Stock varies based on Bank of America's prime rate in effect at the time the dividends are declared. Based on the prime rate in effect at July 2, 1999, the annual rate on the Series A Preferred Stock would decrease by about $0.03 million from the rate that was in effect in the year ended April 30, 1999.

     The Company does not invest in derivatives or other market risk sensitive instruments.

YEAR 2000 COMPLIANCE

     The Company has conducted a review of its computer and other systems to identify those areas that could be affected by the "Year 2000" issue, and is implementing a plan to resolve the issue. The initial phase of the plan, which has been completed, consisted of testing existing systems to determine which had "Year 2000" issues. The second phase of the Company's "Year 2000" plan consists of the replacement or upgrading of hardware and software which has "Year 2000" issues. The second phase is nearing completion. The remaining work consists of replacing and upgrading the computer systems at two mills and some ancillary software upgrades at other locations. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. This practice can lead to incorrect results when computer software performs arithmetic operations, comparisons, or data field sorting involving years later than 1999. The Company presently believes, with modification to existing software and conversion to new software and hardware, the "Year 2000" issue will not create significant operational problems, and the Company does not anticipate that any such problems will be material to its financial position or results of operations in any given year.

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

Default Under Credit Agreement
------------------------------

     The Company's fiscal 1999 results of operations were such that the Company was unable to remain in compliance with certain financial covenants as required by the Company's Credit Agreement. Substantially improved operating conditions from those in fiscal 1999 will be necessary for the Company to comply with the Credit Agreement. Operating conditions are not expected to improve sufficiently in fiscal 2000 to enable the Company to comply with its obligations under the Credit Agreement.

     The Company ceased making interest and principal payments on its senior secured debt in March 1999 and remains in arrears on these payments. In addition, the Company has not paid dividends to the holders of Series A Preferred Stock for two consecutive quarters. In the event that the Company fails to make a third consecutive quarterly dividend payment to the holders of the Series A Preferred Stock, then the holders of such stock will have the right to elect a majority of the Company's Board of Directors.

     The Company has initiated discussions with its senior lenders to modify the terms of the Company's debt structure to better accommodate the cyclical nature of the Company's business. The Company has engaged a financial consulting firm to assist in restructuring its existing debt. Although the Company has in the past been able to work with its senior lenders to achieve modifications of its Credit Agreement and is currently negotiating with its senior lenders, there can be no assurance that an agreement will be reached on modified debt terms. Any debt restructuring is likely to have a material adverse impact the Company's common and preferred shareholders.

     If the Company is unable to reach an agreement with its senior lenders on modified debt terms, such failure would have a material adverse effect on the Company's business, financial condition and results of operations.


Liquidity and Capital Resources
-------------------------------

     The Company does not have a credit facility for working capital and therefore relies on cash provided by its operations to fund its working capital needs. The Company's cash flow is affected by numerous factors, including sales of its products, cost of raw materials and seasonal nature of its business. There can be no assurance that cash provided by operations will be sufficient to fund the Company's future operating and capital needs. Substantially all of the Company's assets are pledged as security for its primary debt obligation. If the Company is not able to obtain sufficient cash to fund its working capital needs or for an alternative source of cash, such inability could have a material adverse impact on the Company's business, financial condition and results of operation. See Note 6 to Consolidated Financial Statements.

Adverse Operating Conditions; Fluctuations in Quarterly Results
---------------------------------------------------------------

     Unusually   robust  domestic  demand  for  lumber  and  the  conversion  of production capacity from export to domestic demand has, and may again cause adverse operating conditions if domestic demand cools. A decline in lumber demand to the levels experienced over the past five years may cause an oversupply of lumber and corresponding weakness in lumber prices.

     On a quarter-to-quarter basis, the Company's financial results have varied widely and will continue to vary due to seasonal fluctuations and market factors affecting both the availability of, and the demand for, logs and the demand for lumber and other wood products. The industry is subject to fluctuations in sales and earnings due to such factors as industry production in relation to product demand and variations in interest rates and housing starts. The demand for lumber and wood products is primarily affected by the level of new residential construction activity, which is subject to fluctuations due to changes in economic conditions, real estate prices, interest rates, credit availability, property taxes, energy costs, population growth, weather conditions and general economic conditions, all of which are beyond the control of the Company. Demand for the Company's products is generally lower in the fall and winter quarters when activity in the construction, industrial, and repair and remodeling markets is slower, demand is generally higher in the spring and summer quarters, when these markets are more active. Fire danger and excessively dry or wet conditions temporarily reduce logging activity and may increase open-market log prices. The industry is also affected by timber management policies, which change from time to time and may cause actual or feared shortages in some areas. These policies change because of environmental concerns, public agency budget issues, and a variety of other reasons. Currency fluctuations affect the industry when exchange rates spur log exports and drive up domestic log prices, and when a relatively strong U.S. dollar encourages lumber exports from competing countries, such as Canada, or discourages exports to other countries, such as Japan. Therefore, past results for any given year or quarter are not necessarily indicative of future results. The Company believes that period-to-period comparisons of its financial results may not be meaningful and should not be relied upon as indications of future performance.

Availability of Logs
--------------------

     Raw materials comprise the majority of the cost of products sold by the Company. The Company depends primarily on open-market log purchases for its raw material needs. In the past the Company generally purchased logs in sufficient quantities to match the current operating requirements for its mills. To enable the Company to operate its facilities on a consistent basis, log inventory levels need to be sufficient to reduce the risk of temporary closures and reduce or avoid high-cost spot log purchases during periods of adverse weather. The availability and cost of logs are influenced by a variety of factors, including demand by competitors and exporters, the environmental and harvest policies of federal and state agencies, and, in the long term, the quantity of commercial timberland. Various factors, including environmental and endangered species concerns, particularly regulations relating to the northern spotted owl, the marbled murrelet, and various species of fish have limited, and are likely to continue to limit, the amount of timber offered for sale by certain government agencies, which historically have been major suppliers of timber to the western forest products industry. State and private timber supplies may be inadequate to fill the shortfall. Although the Company does not rely significantly on purchases of federal timber, uncertainty associated with timber supply issues combined with continued lack of significant public timber sales activity may contribute to log supply and price volatility. The availability of logs may also be affected by other factors, which include damage by fire, insect infestation, disease, prolonged drought, and other natural disasters. Log and lumber markets may continue to experience rapid changes in values because of actual and perceived market conditions that may sometimes result in inconsistent relationships between log and lumber prices. These changes could result in large swings in the gross margin realized by the Company on lumber produced. There can be no assurance that sales of logs from the Company's current sources may not be reduced or that the Company will be able to procure sufficient logs at favorable prices in order to continue operation of its manufacturing facilities in the future. The inability of the Company to obtain logs in sufficient quantities could have a material adverse impact on the Company's business, financial condition, and results of operations.

Technological Change
--------------------

     Technology and innovation continually impact the lumber manufacturing process. Changes are continually being adopted by the industry in general that cause mills to invest in new capital equipment to remain competitive. Depreciation has exceeded capital spending at the Company's core facilities. The technology employed at the mills, generally lags that of the Company's major competitors, heightening the risk of becoming non-competitive. The Company believes that the technological advances made over the past 5 years and their adoption by the Company's competitors will make TreeSource's mills economically obsolete if capital spending is not increased.

     If the Company is not able to increase capital spending to keep pace with the technological advances adopted by the Company's competitors, such inability could have a material adverse impact on the Company's business, financial condition and results of operations.

Manufacturing Risks
-------------------

     The Company manufactures softwood and hardwood lumber and by-products. As a manufacturer, the Company continually faces risks regarding the availability and cost of raw materials and labor, the potential need for additional capital equipment, increases in maintenance costs, plant and equipment obsolescence, quality control, and excess capacity. See section titled, "Industry Conditions". The Company curtails production at facilities from time to time because of conditions that temporarily impair log flow or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. There has been union activity at the Company's hardwood facility and labor disturbances may also curtail or shut down production. See section titled, "Employees". The Company may permanently close facilities that are determined to lack future potential for profit under expected operating conditions. A disruption in the Company's production or distribution could have a material adverse impact on the Company's business, financial condition and results of operations.

Federal and State Regulations
-----------------------------

     Laws and regulations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the timber industry.

     From time to time, bills are introduced in the state legislatures and the U.S. Congress that relate to the business of the Company, including the protection and acquisition of old-growth and other timberlands, endangered species, environmental protection, and the restriction, regulation, and administration of timber-harvesting practices. The forest products industry remains subject to potential state or local ballot initiatives and evolving federal and state case law that could affect timber-harvesting practices. It is impossible to assess the effect of such matters on the future operating results or financial position of the Company. The Company is also subject to various federal, state, and local regulations regarding waste disposal and pollution control, including air, water, and noise pollution. The cost of remediation at the Company's sites at Burke, Vermont; Philomath, Oregon; and Sedro-Woolley, Washington, may be more expensive than anticipated and may require the approval of certain regulators. See section titled "Environmental Regulation". Various governmental agencies have enacted or are considering regulations regarding log yard management and disposal of log yard waste that may require material expenditures in the future. Such regulations could have a material adverse impact on the Company.



Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report, which begins at page 33.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of July 6, 1999, are:

            Name              Age    Position
   ----------------------     ---    ----------------------------------------

   Larry G. Black............ 53     Director
   Scott Christie............ 50     Director
   Richard W. Detweiler...... 57     Director
   Jess R. Drake............. 58     Director, President, and Chief Executive
                                     Officer
   Robert W. Lockwood........ 39     Vice President-Finance, Chief
                                     Financial Officer, and Secretary
   David J. Loftus........... 57     Treasurer
   John C. Stembridge........ 40     Vice President-Sales and Marketing
   William H. Wright......... 63     Director


     The Company currently has seven seats on its Board of Directors, with two positions vacant because of the resignation in February 1999 of K. Stanley Martin, a former Class 3 director and the Company's Vice President-Finance, and the resignation in June 1999 of Robert J. Riecke, also a former Class 3 director and the Company's General Counsel, Secretary, and Vice President-Administration. The Company intends to leave these seats vacant for now, but may elect to fill them in the future.

     Pursuant to the Company's Articles of Incorporation and Bylaws, the Board is divided into three classes of directors, with each class serving a term of three years. The terms of the Class 2 directors, Messrs. Black and Christie, expire at the 1999 Annual Meeting of Shareholders. Mr. Drake, a Class 3 director, was elected by the Board in November of 1998 to fill a vacancy created by the retirement of the Company's former president. If the Company's shareholders approve Mr. Drake's election at the 1999 Annual Meeting of Shareholders, Mr. Drake's board term will expire at the 2000 Annual Meeting of Shareholders. The terms of Class 1 Directors, Messrs. Wright and Detweiler, expire at the 2001 Annual Meeting of Shareholders.

     In the event the Company fails to make three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months, or a total of eight quarterly dividend payments, or if a certain financial ratio covenant violation has occurred and is continuing, on its Series A Preferred Stock, holders of such stock may, under the circumstances and in the manner provided in the Company's Fourth Restated Articles of Incorporation, elect a majority of the Board of Directors by replacing incumbent Board members or increasing the size of the Board. As of July 6, 1999, the Company, to preserve cash for its operations, has elected not to pay two consecutive dividend payments.

     Larry G. Black has been a director since October 1997. Mr. Black is president of Quinault Corporation ("Quinault"), which owns approximately 29% of the Company's Common Stock. Mr. Black has been chief executive officer of Quinault Logging Company, which has been in the business of buying timber and selling logs since its formation in 1985. Mr. Black has been involved in the timber industry for more than 30 years. See "Certain Relationships and Related Transactions".

     Scott Christie has been a director of the Company since March 1988. Mr. Christie is currently general partner of Christie Capital Management. Since 1987, Mr. Christie has been engaged as an investment advisor for his own account and the account of other individuals. From 1983 until 1987, Mr. Christie was senior vice president of Kidder, Peabody & Co. Incorporated, an investment banking firm. Mr. Christie headed Kidder, Peabody's underwriting team for the Company's initial public offering and 1987 debenture offering.

     Richard W. Detweiler has been a director of the Company since December 1995. Mr. Detweiler is currently a partner of Carlisle Enterprises, an investment partnership. From 1990 to 1996, Mr. Detweiler was chief executive officer of Precision Aerotech, a diversified manufacturing company. Mr. Detweiler has 33 years of manufacturing management experience, including 16 years in general management.

     Jess R. Drake has been the Company's president and a director since November 1998. From 1987 to 1998, Mr. Drake was vice president and general manager of the Northwest Operations of Simpson Timber Company. Mr. Drake has experience in manufacturing, timberlands, domestic and international sales, finance, and strategic planning in both the United States and Canada and has held general management roles for 20 of his more than 30 years in the forest products industry.

     Robert W. Lockwood is chief financial officer and vice president-finance of the Company, positions he has held since April 1999, and secretary since July 1999. Mr. Lockwood is responsible for all financial affairs of the Company. From 1985 to 1999, Mr. Lockwood was employed by Simpson Investment Company, where he held financial and strategic planning roles in the timber, wood products, and pulp and paper industry sectors and most recently was the controller of Simpson's Northwest region wood products businesses.

     David J. Loftus was appointed treasurer of the Company in October 1993 and continues to serve as vice president-finance of TreeSource, Inc., the Company's marketing subsidiary, a position he has held since May 1986. As treasurer, Mr. Loftus is primarily responsible for cash management matters and credit and banking relationships. For the eight years prior to joining TreeSource, Mr. Loftus served as the assistant treasurer for a publicly-traded company with operations in the forest products industry.

     John C. Stembridge was appointed vice president-sales and marketing of the Company in February 1995 and served as interim chief operating officer from May to November of 1998. Mr. Stembridge joined TreeSource, Inc., the Company's marketing subsidiary, in 1989 and has served as its vice president and general manager since June 1991. Mr. Stembridge has primary responsibility for managing all aspects of the Company's lumber sales and transportation. For the nine years before joining the Company, Mr. Stembridge was involved in domestic and export lumber sales, primarily with North Pacific Lumber Co.

     William H. Wright has been a director of the Company since April 1992. Mr. Wright has held a variety of management positions in the forest products industry since 1957. He is currently president of Heartwood Consulting Service, which advises forest products clients. From 1989 until 1994, he was president and chief executive officer of Dee Forest Products Inc., a manufacturer of hardboard and related products. From 1984 to 1989, Mr. Wright was general manager of Stevenson Co-Ply Inc., a manufacturer of veneer and plywood.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10 % of the Company's Common Stock file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Form 4. Officers, directors, and greater than 10% shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the fiscal year ended April 30, 1999.

Item 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table shows the annual and other compensation paid by the Company to its chief executive officer and the four other most highly compensated executive officers who received in excess of $100,000 (the "Named Executive Officers") for each of the last three fiscal years.

                                                                              Long-Term
                                                                             Compensation
                                                                                Awards
   Name and Principal Position           Annual Compensation(1)           --------------------   All Other
   -------------------------------------------------------------------   Number of Securities  Compensation
                                    Year      Salary($)      Bonus($)     Underlying Options       ($)
                                    ----      ---------      --------    --------------------  ------------
Jess R. Drake (2)
President and Chief                 1999      $166,668       $      0            543,295           132,300
  Executive Officer

Bruce L. Engel (3)                  1999      $ 92,323       $      0                 --
President and Chief                 1998      $300,000       $ 68,300                 --           400,000(4)
  Executive Officer                 1997      $300,000       $171,122             35,000

K. Stanley Martin (5)               1999      $109,036       $  4,589                 --
Vice President-Finance and          1998      $120,000       $ 27,320                 --
  Chief Financial Officer           1997      $120,000       $ 68,447             35,000

Robert J. Riecke (6)                1999      $147,439       $  5,048                 --
Vice President-                     1998      $132,000       $ 30,052                 --
 Administration, General            1997      $132,000       $ 75,295             35,000
 Counsel, and Secretary

John C. Stembridge (7)              1999      $158,077       $ 18,166                 --
Vice President-Sales and            1998      $100,000       $ 27,448                 --
 Marketing                          1997      $100,000       $ 80,238             35,000

(1) Personal benefits for each executive officer named in the table did not exceed $50,000 or 10% of such executive officer's total annual salary and
     bonus  for  the  fiscal  years  ended  April  30,  1999,   1998  and  1997,
     respectively.
(2) Mr. Drake took office on November 4, 1998; All Other Compensation amounts include a $100,000 signing bonus and $32,300 for consulting services provided prior to November 4, 1998.
(3)  Mr. Engel  retired  effective  July 1, 1998.
(4)  Amount paid in  connection  with Mr.  Engel's  retirement.
(5)  Mr. Martin  resigned  effective  February 15, 1999.
(6)  Mr. Riecke resigned  effective June 9, 1999.
(7) Mr. Stembridge also served as Interim Chief Operating Officer from May through November 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants for the last fiscal year to the Named Executive Officers:

                                                                                     Potential
                                   Individual Grants                             Realizable Value at
                ----------------------------------------------------------      Assumed Annual Rates
                    # of          % of                                             of Stock Price
                 Securities    Total Options     Exercise                         Appreciation for
                 Underlying     Granted to       or Base                           Option Term(1)
                  Options      Employees in       Price       Expiration  ----------------------------------
   Name           Granted       Fiscal Year      ($/Share)       Date        0%($)      5%($)       10%($)
--------------  -----------    -------------     ---------    ----------  ----------  ----------  ----------
Jess R. Drake    543,295(2)         84%           $.7969      11/03/2008   $ 76,401    $396,721    $888,156

(1) These assumed appreciation rates are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial condition, and they should not be viewed as a prediction of possible prices or value for the Company's Common Stock in the future. These assumed rates of 5% and 10% would result in the Company's Common Stock price increasing from $0.9375 per share to approximately $1.5270 per share and $2.4316 per share, respectively.

(2)  Vesting Schedule:  11/06/98 - 25%; 11/03/99 - 50%; 11/03/00 - 75%; 11/03/01
     - 100%. Market value of the Company's Common Stock on the date of grant was $0.9375.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises for the last fiscal year by the named executive officers and the value of their unexercised options as of April 30, 1999:

                                       Number of Securities             Value of Unexercised
                                      Underlying Unexercised            In-the-Money Options
                       Shares       Options at April 30, 1999 (#)      at April 30, 1999 ($)(1)
                     Acquired on    -----------------------------    ----------------------------
   Name              Exercise (#)   Exercisable     Unexercisable    Exercisable    Unexercisable
------------------- -------------   -----------     -------------    -----------    -------------
Jess R. Drake            --          135,824           407,471            0               0

Bruce L. Engel(2)       500          331,625                 0            0               0

Robert J. Riecke(3)      --           57,750            12,250            0               0

John C. Stembridge       --           32,750            12,250            0               0

(1) Based on the fair market value of the Common Stock at April 30, 1999 of $.4375 per share.
(2)  Mr. Engel retired effective July 1, 1998.
(3)  Mr. Riecke resigned effective June 9, 1999.

                              EMPLOYMENT AGREEMENTS

     Effective November 4, 1998, the Company entered into a three-year Employment Contract with Jess R. Drake. The Employment Contract provides for an initial annual base salary of $350,000, with annual increases if provided to other executive officers, or as deemed appropriate by the Board of Directors. Additionally, a signing bonus of $100,000 was paid upon execution of the Employment Contract. The Employment Contract provides for an annual bonus of up to 180% of the current annual salary if certain financial and non-financial goals are met or exceeded. The Employment Contract also required the grant of stock options according to a formula, which resulted in 543,295 options being awarded to Mr. Drake, with 25% vesting upon grant and 25% vesting annually until fully vested. These stock options, were issued outside the Company's 1996 Option Plan. Vesting of the options is accelerated in certain events including a change of control, as defined, termination of employment for other than cause, as defined, or upon acceleration of Company's senior secured debt. Additionally, if the Company terminates Mr. Drake's employment without certain identifiable causes, before the end of the Employment Contract's term, the Company is obligated to pay an amount equal to two times Mr. Drake's last base annual salary and a pro rata share of that year's bonus. The Company's senior secured lenders have agreed to subordinate their claims to amounts due Mr. Drake under the Employment Contract, up to a maximum of $1.1 million. See Exhibits 10.11 and 10.12.

     Effective April 20, 1999, the Company entered into a three year Employment Contract with Robert W. Lockwood. The provisions are identical to the terms of the Employment Contract with Mr. Drake, except that the starting annual salary for Mr. Lockwood is $150,000, there is no signing bonus, the bonus criteria are different, and the annual bonus may be up to 80% of Mr. Lockwood's current annual salary. Mr. Lockwood's Employment Contract also provides for the award of stock options for 200,000 shares, 100,000 of which were issued on April 20, 1999 and the remaining 100,000 of which will be issued on April 20, 2000. These stock options were issued outside the Company's 1996 Option Plan. The Company's senior secured lenders have agreed to subordinate their claims to amounts due Mr. Lockwood under the Employment Contract, up to a maximum of $500,000. See Exhibits 10.13 and 10.14.

Benefits
--------

     The Company maintains an Internal Revenue Code ("IRC") Section 401(k) retirement savings plan under which employees, including executive officers, are permitted to make salary deferral contributions. Executive officers are not entitled to employer matching contributions pursuant to this plan.

Compensation of Directors
-------------------------

     Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, plus $750 for each additional Board meeting or committee meeting attended, and $225 for each telephone conference meeting attended or written consent executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. In fiscal 1999, no outside directors received option grants. During fiscal 1999, Mr. Wright was paid consulting fees in the amount of $11,574 for providing oversight assistance to the Company while a replacement president was located, and for conducting the search that resulted in the employment of Mr. Drake.

Executive Bonuses
-----------------

     During the first part of fiscal 1999, monthly discretionary bonuses were paid to the Company's executive officers, as well as other salaried management and administrative employees, pursuant to the Company's profit sharing bonus plan. The bonuses were based upon monthly net pretax profits and were generally allocated according to base salary level. In August 1998, the Company's profit sharing bonus plan was changed, with respect to salaried management and administrative employees, to a program based on quarterly results and paid quarterly. Executive officers are covered in a "key employee" bonus program based on fiscal year net profit after tax. Each of the president and vice president-finance of the Company may receive an annual bonus, if certain financial and non-financial goals are met, up to a maximum of 180% of current annual salary for the president, and up to 80% of current annual salary for the vice president-finance. Bonuses paid to the Named Executive Officers for services rendered to the Company during the year ended April 30, 1999 are included in the amounts shown in the "Summary Compensation Table".

Stock Option Plan
-----------------

     In October 1996 the Company implemented a Stock Option Plan ("1996 Option Plan") to supersede the 1986 Option Plan, which terminated in July 1996. In October 1998, the Company's shareholders approved an amendment to the 1996 Option Plan pursuant to which the number of shares of Common Stock available for issuance under the 1996 Option Plan was increased to 1,425,000 shares, subject to adjustment from time to time as provided in the 1996 Option Plan.

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

     Not more than 50,000 shares of Common Stock, in the aggregate, may be granted under the 1996 Option Plan to any participant during any fiscal year, except that one-time grants of options for up to 100,000 shares may be made to newly hired participants.

     Any shares of Common Stock that cease to be subject to an option (other than by reason of exercise), including, without limitation, in connection with the cancellation of an award, will be available for issuance in connection with future grants of awards under the 1996 Option Plan.

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

     The option term will be fixed by the plan administrator, but if not so specified will be ten years. Each option will be exercisable pursuant to a vesting schedule determined by the plan administrator. If not so established, the option will vest over four years from the date of grant, with 20% of the shares of underlying Common Stock vesting on the six-month anniversary of the grant date and an additional 20% of the shares vesting on the one-year anniversary of the option's grant date, and after every successive year of the optionee's continuous employment or relationship with the Company. The plan administrator will also determine the circumstances under which an option will be exercisable in the event the optionee ceases to provide services to the Company or one of its subsidiaries. If not so established, options generally will be exercisable for one year after termination of services as a result of disability or death and for one month after all other terminations. An option will not be exercisable following an optionee's termination if the optionee's services are terminated for cause, as defined in the 1996 Option Plan.

     The 1996 Option Plan is administered by the Company's Compensation Committee with respect to option grants to employees. Option grants to others are administered by the Board of Directors.

Compensation Committee Interlocks
---------------------------------

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

Board Compensation Committee Report on Executive Compensation
-------------------------------------------------------------

     The Company's executive officer compensation policies are designed to attract, motivate and retain senior management by providing an opportunity for overall competitive compensation based on an adequate base compensation amount and participation in an annual bonus system.

     During fiscal 1999, the Board of Directors changed the bonus system for executive officers. During the first part of the fiscal year, all executive officers and all other salaried employees at the TreeSource corporate level received 10% of monthly consolidated pre-tax profits, allocated according to base salary level.

     In August 1998, the Company changed all salaried bonus programs to incorporate longer-term measurement and payout periods. At the mill level, salaried employees, excluding certain clerical staff, are eligible for a bonus, to be computed and paid quarterly, based in part on the achievement of certain manufacturing goals, such as the recovery level of lumber derived from raw material, and based in part on the mills exceeding quarterly profit targets. Salaried employees at the corporate level, other than executive officers, may receive a quarterly bonus based on company-wide quarterly net profits after tax. Executive officers, participate in a "key employee" bonus program based on the Company's fiscal year net profit after tax, with the amount paid into the bonus pool determined by a preset schedule. See Exhibit 10.4.

     Each of the president and vice president-finance may receive an annual bonus, if certain financial and non-financial goals are met, of up to a maximum of 180% of current annual salary for the president and 80% of current annual salary for the vice president-finance.

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

     During fiscal 1999, Jess R. Drake, president and chief executive officer, was awarded options for 543,295 shares and Robert W. Lockwood, the company's chief financial officer and vice president-finance, was awarded options for 100,000 shares. No option grants were made to other executive officers during fiscal 1999.

     TreeSource provides the same group life and health insurance coverage to executive officers as other employees and requires all employees, including executive officers, to pay approximately 25% of health insurance premiums by payroll deduction. The president is not currently enrolled in the insurance plan but the Company does provide to the president a special disability policy to reflect his higher level of annual compensation.

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

     Mr. Drake's employment with the Company commenced November 4, 1998. Mr. Drake's cash compensation for fiscal 1999 was $298,968, which includes a $100,000 signing bonus paid in connection with the execution of his Employment Contract and consulting fees. Mr. Drake's annual base salary is $350,000.

     The median annual base salary and bonus for chief executive officers of comparably sized public companies, as published by the Milliman & Robertson compensation survey for 1997/1998, are $301,634 and $143,590, respectively.

         Compensation Committee Members

         Scott Christie
         William H. Wright

Stock Performance Graph
-----------------------

     The following line graph sets forth the total cumulative total shareholder return on the Company's Common Stock and the cumulative total return of the companies listed on the Standard and Poor's 500 Stock Index and the Standard and Poor's Paper & Forest Products Index, assuming reinvestment of dividends. The comparisons are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.


(Graph omitted)

                             April 1994   April 1995   April 1996   April 1997   April 1998   April 1999
                             ----------   ----------   ----------   ----------   ----------   ----------
S&P 500 Index                  100.00       117.47       152.95       191.40       270.00       328.92
TreeSource Industries Inc.     100.00        57.14        22.45        59.18        51.02        14.29
S&P Paper & Forest Products    100.00       120.24       135.24       134.83       171.50       123.38
 Index

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the beneficial ownership as of July 6, 1999 of the Company's Common Stock by (i) each director, (ii) each beneficial owner of more than 5% of the Common Stock, (iii) the Named Executive Officers, and (iv) all directors and officers as a group. Except as otherwise specifically noted, each person noted below has sole investment and voting power with respect to shares indicated.

                                            Amount and Nature of
Name and Address of Beneficial Owner      Beneficial Ownership (1)(2)     %
----------------------------------------  -------------------------   ---------
Quinault Corporation
P.O. Box C                                              3,271,300        29.3%
Aberdeen, WA 98570

                                            Amount and Nature of
Name of Directors and Executive Officers   Beneficial Ownership (2)       %
----------------------------------------  -------------------------   ---------
Larry G. Black (3)                                      3,271,300        29.3%
Scott Christie                                             82,500         0.5%
Richard W. Detweiler                                       52,500         0.4%
Jess R. Drake                                             135,824         1.2%
Bruce L. Engel (4)                                        331,625         2.9%
K. Stanley Martin(5)                                           --          --
Robert J. Riecke(6)                                            --          --
John C. Stembridge                                         32,750         0.3%
William H. Wright                                          82,500         0.7%
All directors and executive officers as a               4,040,749        33.9%
group (8 person)

(1) As determined by reference to the beneficial owner's most recent Form 4 filing dated December 7, 1998.
(2) Includes shares reserved for issuance under options exercisable within 60 days of July 12, 1999 as follows: Mr. Christie 82,500; Mr. Detweiler 52,500; Mr. Drake 135,824; Mr. Engel 331,625; Mr. Loftus 25,750; Mr.
     Lockwood 25,000; Mr. Stembridge 32,750; and Mr. Wright 82,500.
(3) Mr. Black, by virtue of being president and sole director of Quinault, is deemed to beneficially own the shares owned by Quinault.
(4)  Bruce L. Engel retired effective July 1, 1998.
(5)  K. Stanley Martin resigned effective February 15, 1999.
(6)  Robert J. Riecke resigned effective June 9, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 1999, three of the Company's subsidiaries purchased logs worth approximately $3.9 million from Quinault Logging Company. Mr. Larry G. Black, director of the Company, is chief executive officer of Quinault Logging Company and is president and sole director of Quinault Corporation, beneficial owner of approximately 29.3% of the Company's Common Stock.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                        Page
                                                                        ----
(a) (1)   Financial Statements

     The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

         Report of Independent Certified Public Accountants               41

         Consolidated Statements of Operations for the Years
           Ended April 30, 1999, 1998 and 1997                            42

         Consolidated Balance Sheets at April 30, 1999 and 1998           43

         Consolidated Statements of Cash Flows for the Years
           Ended April 30, 1999, 1998 and 1997                            45

         Consolidated Statement of Changes in Stockholders'
           Equity for the Years Ended April 30, 1999,
           1998 and 1997                                                  46

         Notes to Consolidated Financial Statements                       47

(a) (2)   Financial Statement Schedules

     The schedules called for under Regulation S-X are not submitted because they are not applicable, are not required, or because the required information is not material or is included in the financial statements or notes thereto.
                                                                        Page
                                                                        ----
(a) (3)   Exhibit Index

2.1       Final  form of  Registrant's  Second  Amended
          Joint Plan of Reorganization dated October 5,
          1992, filed with the United States Bankruptcy
          Court for the Western District of Washington.
          (1)

3.1 Fourth Restated Articles of Incorporation of the Registrant adopted November 27, 1992, as amended on October 26, 1998. (21)

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

4.2.9     Amendment dated as of April 1, 1998 to Credit
          and Security  Agreement  dated as of November
          30, 1992,  between  Registrant  and Principal
          Mutual  Life  Insurance  Company,  Aetna Life
          Insurance  Company,  The Northwestern  Mutual
          Life   Insurance   Company,   Chemical  Bank,
          Seattle-First  National  Bank,  and  Bank  of
          America Oregon. (22)

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

10.1 Amended and Restated 1986 Stock Option Plan dated December 30, 1992.* (4)

10.1.2 Form of Stock Option Agreement for directors of Registrant.* (8)

10.1.3 Form of Stock Option Agreement for executive officers of the Registrant.* (8)

10.1.4    1996  Stock  Option  Plan dated  October  21,
          1996.* (16)

10.1.5 Form of Stock Option Agreement for directors and officers of the Registrant.* (19)

10.1.6    Amendment  dated August 7, 1998 to 1996 Stock
          Option Plan.*                                                   64

10.3      Form   of   Indemnification   Agreement   for
          directors, officers and certain employees effective January 30, 1991.* (8)

10.4      Description  of Key  Employee  Profit-Sharing
          Bonus Plan.*                                                    65

                                                                        Page
                                                                        ----
10.61 WTD Industries, Inc. Retirement Savings Plan and Trust dated as of May 1, 1989.* (6)

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

10.64     Amendment  No.  3  to  WTD  Industries,  Inc.
          Retirement  Savings  Plan and  Trust  adopted
          June 26, 1992.* (7)

10.65     Amendment  No.  4  to  WTD  Industries,  Inc.
          Retirement  Savings  Plan and  Trust  adopted
          April 30, 1993.* (8)

10.66     Amendment  No.  5  to  WTD  Industries,  Inc.
          Retirement  Savings  Plan and  Trust  adopted
          December 28, 1994.* (10)

10.67     Amendment  No.  6  to  WTD  Industries,  Inc.
          Retirement  Savings  Plan and  Trust  adopted
          June 10, 1997.* (19)

10.68     Amendment  No.  7  to  WTD  Industries,  Inc.
          Retirement Savings Plan and Trust adopted May
          18, 1999.*                                                      66

10.8      Amended and Restated  Rights  Agreement dated
          as of March 4, 1998,  between the  Registrant
          and  ChaseMellon   Shareholder  Services,  as
          Rights Agent. (20)

10.9      Employment   Agreement  dated  May  27,  1998
          between Robert J. Riecke and Registrant.* ***
          (22)

10.10     Settlement   Agreement  dated  May  15,  1998
          between Bruce L. Engel and Registrant.* (23)

10.11 Employment Contract dated October 31, 1998, between Jess R. Drake and Registrant.* (21)

10.12     Stock Option Letter  Agreement dated November
          3,   1998   between   Jess   R.   Drake   and
          Registrant.* (21)

10.13     Employment  Contract  dated  April  6,  1999,
          between  Robert W. Lockwood and  Registrant.*                   67

                                                                        Page
                                                                        ----
10.14     Non Qualified  Stock Option  Agreement  dated
          April 20, 1999 between Robert W. Lockwood and
          Registrant.*                                                    74

12.2      Computation of Registrant's Net Income (Loss)
          to Average Total Assets.                                        79

12.3      Computation of Registrant's Net Income (Loss)
          to Average Stockholders' Equity.                                80

12.4      Computation    of    Registrant's     Average
          Stockholders' Equity to Average Total Assets.                   81

21.1      Subsidiaries of the Registrant  (list updated
          as of July 12, 1999).                                           82

23.1      Consent  of  Independent   Certified   Public
          Accountants.                                                    83

27.1      Financial Data Schedule**

27.2      Restated Financial Data Schedule**

     (1) Incorporated by reference to the exhibit of like number to the Registrant's report on Form 8-K dated November 23, 1992.

     (2) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1992, previously filed with the Commission.

     (3) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended January 31, 1993, previously filed with the Commission.

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

     (21) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1998, previously filed with the Commission.

     (22) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1998, previously filed with the Commission.

     (23) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended July 31, 1998, previously filed with the Commission.

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

          None.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TreeSource Industries, Inc.
(Registrant)



By: /s/ Jess R. Drake
----------------------------------
Jess R. Drake
President and Chief Executive Officer
July 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of July 26, 1999.



/s/ Jess R. Drake                           /s/ Robert W. Lockwood
----------------------------------          ----------------------------------
Jess R. Drake                               Robert W. Lockwood
President, Chief Executive Officer          Vice President-Finance and Chief
and Director                                Financial Officer (Principal
                                            Financial and Accounting Officer)
/s/ Larry G. Black
----------------------------------
Larry G. Black, Director


/s/ Scott Christie
----------------------------------
Scott Christie, Director


/s/ Richard W. Detweiler
----------------------------------
Richard W. Detweiler, Director


/s/ William H. Wright
----------------------------------
William H. Wright, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
TreeSource Industries, Inc.

We have audited the accompanying consolidated balance sheets of TreeSource Industries, Inc. and subsidiaries (the "Company") as of April 30, 1999 and 1998, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TreeSource Industries, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1999, in conformity with generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Two to the financial statements, the Company's operating results were such that the Company was unable to remain in compliance with certain financial performance covenants as required by its debt agreements and the Company ceased making interest and principal payments on its term debt in March 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    /s/ Moss Adams LLP
                                                    ----------------------------
                                                    MOSS ADAMS

Beaverton, Oregon
June 4, 1999

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)





                                                            YEAR ENDED APRIL 30,
                                            ----------------------------------------------------
                                                  1999               1998              1997
                                            ---------------    --------------    ---------------
NET SALES                                   $      195,012     $     242,051    $       284,086

COST OF SALES                                      184,015           231,303            255,068

                                            ---------------    --------------    ---------------
GROSS PROFIT                                        10,997            10,748             29,018

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                             10,738            11,290             12,529
IMPAIRMENT CHARGES                                   6,310             4,168                --

                                            ---------------    --------------    ---------------
OPERATING INCOME (LOSS)                             (6,051)           (4,710)            16,489

OTHER INCOME (EXPENSE)
     Interest expense                               (4,732)           (4,682)            (5,029)
     Miscellaneous                                     441              (394)               630

                                            ---------------    --------------    ---------------
                                                    (4,291)           (5,076)            (4,399)
                                            ---------------    --------------    ---------------
INCOME (LOSS) BEFORE INCOME TAXES                  (10,342)           (9,786)            12,090

PROVISIONS FOR INCOME TAXES (BENEFIT)                  (96)            2,364              3,120

                                            ---------------    ---------------   ---------------
NET INCOME (LOSS)                                  (10,246)           (12,150)            8,970

PREFERRED DIVIDENDS                                  1,671              2,296             2,228

                                            ---------------    ---------------   ---------------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                    $      (11,917)    $      (14,446)    $       6,742
                                            ===============    ===============    ==============

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                          ($1.07)            ($1.30)            $0.61
                                                    =======            =======            ======

   - DILUTED                                        ($1.07)            ($1.30)            $0.59
                                                    =======            =======            ======








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)


                                                                          APRIL 30,
                                                                -----------------------------
                                                                    1999            1998
                                                                -------------   -------------
CURRENT ASSETS
   Cash and cash equivalents                                    $      2,131    $      2,157
   Accounts receivable, net                                           10,210          10,464
   Inventories                                                        13,716          14,005
   Prepaid expenses                                                    1,320           1,195
   Income tax refund receivable                                           70              --
   Deferred tax asset                                                    750             750
   Assets held for sale                                                7,749           6,685
   Timber, timberlands and timber-related assets                       2,190           4,252

                                                                -------------   -------------
      Total current assets                                            38,136          39,508


NOTES AND ACCOUNTS RECEIVABLE                                             27             103

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                1,527           2,849
   Buildings and improvements                                          8,287          11,123
   Machinery and equipment                                            47,462          62,623
                                                                -------------   -------------

                                                                      57,276          76,595
      Less reserve for impairment                                        941              --
      Less accumulated depreciation                                   41,116          52,378

                                                                -------------   -------------
                                                                      15,219          24,217
   Construction in progress                                              324             225

                                                                -------------   -------------
                                                                      15,543          24,442

OTHER ASSETS                                                           1,281           1,258

                                                                -------------   -------------
                                                                $     54,987    $     65,311
                                                                =============   =============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)




                                                                           April 30,
                                                                -----------------------------
                                                                     1999            1998
                                                                -------------   -------------
CURRENT LIABILITIES
   Accounts payable                                             $     10,830    $      8,992
   Accrued expenses                                                    7,744           6,568
   Timber contracts payable                                              428             323
   Current maturities of long-term debt                               43,474           8,467
                                                                -------------   -------------
      Total current liabilities                                       62,476          24,350

LONG-TERM DEBT, less current maturities                                  327          36,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                             20,688          20,688
     Series B, 6,111 shares outstanding                                  333             333
  Common stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding (11,154,374 in 1998)           28,761          28,752
  Additional paid-in capital                                              15              15
  Retained deficit                                                   (57,613)        (45,695)
                                                                -------------   -------------
                                                                      (7,816)          4,093
                                                                -------------   -------------
                                                                $     54,987    $     65,311
                                                                =============   =============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)

                                                                           YEAR ENDED APRIL 30,
                                                               ---------------------------------------
                                                                  1999          1998          1997
                                                               -----------   -----------   -----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                            $  (10,246)   $  (12,150)   $    8,970
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                        4,176         5,571         6,353
    Deferred income tax                                             --              913         2,837
    Impairment loss                                                 6,310         4,168         --
    Accounts receivable                                               254         6,366        (6,640)
    Inventories                                                      (205)        3,755        (3,869)
    Prepaid expenses                                                 (125)          622          (249)
    Timber, timberlands and timber-related assets - current         2,062          (392)        2,031
    Payables and accruals                                           3,119        (3,645)        5,399
    Income taxes                                                      (70)        1,145           990

                                                               -----------   -----------   -----------
     Cash provided by operating activities                          5,275         6,353        15,822
                                                               -----------   -----------   -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivables                                       76            21            40
  Net reductions of  timber and timberlands                         --              629            50
  Acquisition of property, plant and equipment                     (2,479)       (7,807)       (7,450)
  Net book value of disposed idle assets                              458           176           376
  Other investing activities                                          177            51           142

                                                               -----------   -----------   -----------
     Cash used for investing activities                            (1,768)       (6,930)       (6,842)
                                                               -----------   -----------   -----------


CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                --            --              265
  Principal payments on long-term debt                             (1,582)       (3,190)       (3,321)
  Other assets                                                       (288)          (94)          (69)
  Dividends paid on preferred stock                                (1,672)       (2,296)       (2,228)
  Issuance of common stock                                              9           105             6

                                                               -----------   -----------   -----------
     Cash used for financing activities                            (3,533)       (5,475)       (5,347)
                                                               -----------   -----------   -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (26)       (6,052)        3,633

CASH BALANCE AT BEGINNING OF YEAR                                   2,157         8,209         4,576

                                                               -----------   -----------   -----------
CASH BALANCE AT END OF YEAR                                    $    2,131    $    2,157    $    8,209
                                                               ===========   ===========   ===========


CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                         $3,268        $4,696        $4,940
  Income taxes                                                       ($96)         $305         ($711)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in Thousands)

                                 SERIES A            SERIES B
                              -----------------------------------                                  RETAINED      STOCK
                              PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK      PAID-IN   EARNINGS      HOLDERS'
                              SHARES   AMOUNT     SHARES   AMOUNT     SHARES   AMOUNT    CAPITAL   (DEFICIT)     EQUITY
                              ------   ------     ------   ------     ------   -------   --------  ---------    --------
Balance at April 30, 1996       270   $20,688          6   $  333     11,077   $28,641    $   15   $(37,991)    $ 11,686

Stock options exercised          --        --         --       --          6         6        --         --            6

Dividends paid                   --        --         --       --         --        --        --     (2,228)      (2,228)

Net loss                         --        --         --       --         --        --        --      8,970        8,970

                              ------   ------     ------   ------     ------   -------   --------  ---------    --------
Balance at April 30, 1997       270    20,688          6      333     11,083    28,647        15    (31,249)      18,434

Stock options exercised          --        --         --       --         71       105        --         --          105

Dividends paid                   --        --         --       --         --        --        --     (2,296)      (2,296)

Net income                       --        --         --       --         --        --        --    (12,150)     (12,150)

                              ------   ------     ------   ------     ------   -------   --------  ---------    --------
Balance at April 30, 1998       270    20,688          6      333     11,154    28,752        15    (45,695)       4,093

Stock options exercised          --        --         --       --          9         9        --         --            9

Dividends paid                   --        --         --       --         --        --        --     (1,672)      (1,672)

Net income                       --        --         --       --         --        --        --    (10,246)     (10,246)

                              ------   ------     ------   ------     ------   -------   --------  ---------    --------
Balance at April 30, 1999       270   $20,688          6   $  333     11,163   $28,761        15   $(57,613)    $ (7,816)
                              ======   ======     ======   ======     ======   =======   ========  =========    ========













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation and operations - The consolidated financial statements include the accounts of TreeSource Industries, Inc. (formerly WTD Industries, Inc.) and its wholly owned subsidiaries (hereinafter "TreeSource" or "the Company"). All significant inter-company accounts and transactions have been eliminated.

         The Company operates in one industry segment, the manufacture and sale of softwood and hardwood lumber products, wood chips and other by-products. Most lumber products are sold to distributors, and wholesalers or directly to large retailers. The Company's products are used in many applications, including residential and commercial construction, packaging and industrial uses.

         The Company's sales are predominantly in the United States; export sales are not material. During the year ended April 30, 1999, the Company had no customers that accounted for 10% or more of net sales.

         Temporary cash investments and trade receivables potentially subject the Company to concentrations of credit risk. The Company places its temporary cash investments with high credit-quality financial institutions, and by policy limits the amount of credit exposure to any one institution. The Company reviews a customer's credit history before extending credit and continually evaluates its accounts receivable for collectability. Concentrations of credit risk on trade receivables are limited due to the Company's large number of customers and their widely varying locations. Generally, the Company does not require collateral or other security to support its trade receivables.

         Cash and cash equivalents - Financial instruments with a maturity of three months or less are considered to be cash equivalents.

         Accounts receivable - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $142,000 and $128,000 at April 30, 1999 and 1998, respectively.

         Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                               APRIL 30,
                               ------------------------------------------
                                      1999                    1998
                               ------------------     -------------------
    Logs                       $           6,649      $            3,791
    Lumber                                 6,001                   8,635
    Supplies and Other                     1,066                   1,579
                               ------------------     -------------------
                               $          13,716      $           14,005
                               ==================     ===================

         At April 30, 1999 and 1998, $553,000 and $642,000, respectively, of log inventory was valued at market, which approximated cost. At April 30, 1999, $4,893,000 of lumber inventory was valued at market, which represented a $429,000 reduction from cost. At April 30, 1998, $7,787,000 of lumber inventory was valued at market, which represented a reduction of $1,272,000 from cost.

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

         Timber and timberlands - Timber and timberlands are stated at the lower of aggregate cost or estimated disposal value, less the amortized cost of timber harvested. The portion of the cost attributable to standing timber is charged against income as timber is cut, at rates based on the relationship between unamortized timber value and the estimated volume of recoverable timber. The costs of roads and land improvements are capitalized and amortized over their economic lives. The carrying costs of timber, timberlands and timber-related assets are expensed as incurred. The Company classifies timber and timber-related assets as current or long-term based upon expected harvest and disposal plans.

         Timber-cutting contracts - The Company purchases timber under various types of contracts. Certain contracts, for which the total purchase price is fixed, are recorded as assets along with the related liability at the date acquired. The remaining contracts, for which the total purchase price depends on the volume of timber removed, are considered to be commitments and are not recorded until the timber is removed. See Note 11 to Consolidated Financial Statements.

         Income taxes - Income taxes are provided for transactions in the year in which they are reflected in earnings, even though they may be reported for tax purposes in a different year. The resulting difference between taxes charged to operations and taxes paid is reported as deferred income taxes. Tax credits are recognized in the year utilized, using the flow-through method. See Note 7 to Consolidated Financial Statements.

         Accrued expenses - The following is a summary of the components of accrued expenses (in thousands):

                                                   APRIL 30,
                                   ------------------------------------------
                                         1999                    1998
                                   ------------------     -------------------
    Payroll and related items      $           3,995      $            4,145
    Freight payable                            1,366                     934
    Other                                      2,383                   1,489
                                   ------------------     -------------------
                                   $           7,744     $            6,568
                                   ==================     ===================


         Reserves for self-insurance - workers' compensation - Under its self-insurance plan, the Company accrues the estimated cost of workers' compensation claims based on prior years' open claims. An accrual of $2.0 million and $1.6 million is included in the accompanying fiscal 1999 and 1998 financial statements, respectively. Payments based on actual fiscal 1999 claims ultimately filed could differ from these statements.

         Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

NOTE 2 -   GOING CONCERN

         Market conditions in fiscal 1999 remained generally weak following the fall off in demand for North American lumber in Asia. The unit price for the benchmark 2x4 standard and better lumber declined from $403 for fiscal 1998 to $324 for fiscal 1999, a 20% reduction. During the same period the unit cost of the raw material, #2 fir saw log, fell from an average of $657 to $563, a 14% reduction. Because lumber sales values declined more than log prices, margins were squeezed and profitability reduced. Wet winter weather throughout the Pacific Northwest further exacerbated market conditions as timber harvest and log deliveries volumes fell below expected levels, forcing spot log prices to increase as log supply dwindled. In response, the Company curtailed production at several operations and reduced log inventories. Conditions improved late in the fourth quarter of fiscal 1999 as lumber prices strengthened and log availability improved.

         The Company's fiscal 1999 results were such that the Company was unable to remain in compliance with certain financial performance covenants as required by the primary debt agreement. Additionally, two consecutive preferred dividend payments due February 28, 1999 and May 31, 1999 were not made. The Company also ceased making interest and principal payments on its senior secured debt in March 1999. Operating conditions are not expected to improve sufficiently in fiscal 2000 to enable the Company to comply with its primary debt agreement.

         The Company has initiated discussions with its senior lenders to modify the covenants and payment terms associated with its primary debt agreement. The Company has engaged a financial consulting firm to assist in restructuring its existing debt. Any debt restructuring is likely to adversely impact the Company's common and preferred shareholders. Although the Company has in the past been able to work with its senior lenders to achieve modifications to its primary debt agreement and is currently negotiating with its senior lenders, there can be no assurance that an agreement will be reached on modified debt terms.

         Due to the uncertainty related to these negotiations and the senior lenders' ability to accelerate the repayment of the Company's existing debt, there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment related to the carrying value of assets or liabilities should the Company be unable to continue as a going concern.

NOTE 3 -   IMPAIRMENT CHARGES

         The Company has classified certain property, plant and equipment related to three facilities as Assets Held for Sale during fiscal 1999. A total of five facilities are currently so classified. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment loss associated with two facilities in 1998 and three facilities in 1999. The resulting adjustments of approximately $4.2 million in 1998 and $6.1 million in 1999 were recorded to reduce the book value of these assets to their estimated fair value. An additional charge of $0.2 million was taken to adjust the value of inventories and supplies at closed operations to their estimated fair market value. The Company considers continued operating losses and significant and long-term changes in industry conditions to be its primary indicators of potential impairment. An impairment was recognized when the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on recent appraisal values. At April 30, 1999, these assets have a remaining carrying amount of $7.7 million. The Company intends to operate one of these facilities while pursuing alternatives for its sale. The other four facilities have been shut down and are for sale. Together, these five facilities recorded net sales of $12.0 million, $74.6 million, and $105.1 million, and contributed net operating income (losses) of $(5.5) million, $(4.0) million, and $7.1 million for the years ended April 30, 1999, 1998, and 1997, respectively, excluding the impairment charges recognized in fiscal 1998 and 1999.

         The Company continually considers market conditions and changes occurring in the forest products industry to evaluate the status of its individual mill facilities, and management believes that all necessary impairment adjustments have been made at April 30, 1999.

NOTE 4 -   NET INCOME (LOSS) PER SHARE

         This computation is based on net income (loss) less preferred dividends paid during the period, divided by the weighted average number of shares of Common Stock and equivalents assumed to be outstanding during the period. Anti-dilutive common stock equivalents consisting of certain employee stock options and certain convertible preferred stock, are excluded from the calculation.

         The calculations of net income (loss) per share for the years ended April 30, 1999, 1998 and 1997 are summarized below (in thousands, except per-share data):

                                                                   Year Ended April 30,
                                                       --------------------------------------------

                                                           1999            1998            1997
                                                       ------------    ------------    ------------
Net income (loss)                                      $   (10,246)    $  ( 12,150)    $     8,970
Preferred dividends                                          1,671           2,296           2,228
                                                       ------------    ------------    ------------

Net income (loss) applicable to common shareholders    $   (11,917)    $   (14,446)    $     6,742
                                                       ============    ============    ============

Weighted average shares outstanding
- Basic                                                     11,161         11,130           11,078

Additional shares assumed from:
 - Conversion of Series B preferred stock                       -               -              213
 - Exercise of stock options                                    -               -               94
                                                       ------------    ------------    ------------

Average number of shares and equivalents outstanding
 - Diluted                                                  11,161         11,130          11,385
                                                       ============    ============    ============

Net income (loss) per common share
 - Basic                                               $    (1.07)     $    (1.30)     $     0.61
                                                       ============    ============    ============

 - Diluted                                             $    (1.07)     $    (1.30)     $     0.59
                                                       ============    ============    ============


         Earnings (loss) per share has been recomputed and restated for the effects of implementing Statement of Financial Accounting Standard Number 128, "Earnings per Share" as of December 31, 1997.

NOTE 5 -   TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

         The following summarizes the components of timber, timberlands and timber-related assets (in thousands):

                                                          APRIL 30,
                                              --------------------------------
                                                   1999             1998
                                              --------------    --------------
   Timber held under contract                 $         889     $       1,270
   Timber, timberlands, and timber deposits           1,131             2,754
   Logging roads (at amortized cost)                    170               228
                                              --------------    --------------
                                              $       2,190     $       4,252
                                              ==============    ==============

         Timber held under contract is composed of various public and private timber contracts representing approximately 3.4 million board feet (MMBF) at April 30, 1999 and 10.0 MMBF at April 30, 1998. Outstanding obligations relating to these contracts at April 30, 1999 and 1998, were $428,000 and $323,000, respectively.


NOTE 6 -   LONG-TERM DEBT

         Long term debt consists of the following (in thousands):
                                                           Year Ended April 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
         Senior secured debt, bearing  interest at 10%;
         principal payable in quarterly installments of
         $225 through December 15, 1997 then quarterly
         installments of $400 through December 15,
         1998, then quarterly installments of $1,000
         beginning March 15, 1999, and a final payment
         in December 2004; secured by substantially all
         assets of the Company.                            $ 42,449    $ 43,744

         Secured notes, interest at 9% and 10%; payable
         on  various  dates; secured by various assets.         359         373


         Unsecured senior  subordinated  notes, net of
         discount of $305 ($329 at April  30,  1997);
         8% coupon, effective interest rate of 13.3%;
         semi-annual  interest  payments  due  each
         June  30 and  December  31; principal due in
         full June 30, 2005.                                     993        967

         Other  unsecured  debt, net of discount of $20
         ($66 at April 30, 1997); payable in equal
         annual installments of $270; non-interest
         bearing; effective interest rate of 12.3%.                         251
                                                           --------    --------
                                                             43,803      45,335

         Less current maturities                            (43,474)     (8,467)
                                                           --------    --------
                                                           $    327    $ 36,868
                                                           ========    ========

         The Company's primary debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, total liabilities ratio (as defined), and collateral coverage (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, stockholders and affiliates. This debt agreement was most recently amended as of April 1, 1998, with respect to certain affirmative financial performance covenants. As of April 30, 1999, the Company is not in compliance with the covenant provisions relating to: level of tangible net worth; total liabilities ratio; minimum level of adjusted working capital; level of cumulative adjusted earnings (as defined); and the level of minimum operating income.

         As discussed in Note 2, the Company has been unable to maintain compliance with its debt covenants and ceased making interest and principal payments on its senior secured debt in March 1999. As of April 30, 1999, the Company was in arrears on payment of approximately $1,012,000 interest and $1,000,000 in principal on the senior secured debt. As of June 30, 1999, the Company was in arrears on payments a total of approximately $1,721,000 in interest and $2,000,000 of principal on the senior secured debt. Additionally, the Company is in arrears on payment of approximately $120,000 in interest on the 8% unsecured senior notes as of June 30, 1999. Due to the terms of the 8% unsecured senior notes, payment of interest cannot be made if a default in payment of dividends on the Series A preferred exists. As of July 6, 1999, the Company has not paid two consecutive quarterly dividends for holders of the preferred stock. (See Note 2 and Note 8). The Company is currently in negotiations with its senior lenders to modify the terms of its senior secured debt agreement. However, given the uncertainty associated with the outcome of these negotiations and the possible acceleration of the repayment of this debt by the senior lenders, the entire balance has been classified as a current obligation in the accompanying financial statements.

         Due to provisions relating to the senior secured debt, the unsecured senior subordinated debt has also been classified as a current obligation in the accompanying financial statements.

NOTE 7 -   PROVISION FOR INCOME TAXES

         The federal and state income tax provision consists of the following (in thousands):

                                                       Year Ended April 30,
                                      --------------------------------------------------
                                           1999              1998              1997
                                      --------------    --------------    --------------
Income (loss) before income taxes     $     (10,342)     $     (9,786)     $     12,090
                                      ==============    ==============    ==============
Provision for income taxes (benefit):
   Federal                            $         (96)    $       2,115     $       2,636
   State                                          0               249               484
                                      --------------    --------------    --------------
                                      $         (96)    $       2,364     $       3,120
                                      ==============    ==============    ==============

   Current                            $         (96)    $       1,451     $         283
   Deferred                                       0               913             2,837
                                      --------------    --------------    --------------
                                      $         (96)    $       2,364     $       3,120
                                      ==============    ==============    ==============

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal tax rate to income (loss) before taxes is attributable to the following (in thousands):

                                                                       Year Ended April 30,
                                              ---------------------------------------------------------------------
                                                        1999                   1998                    1997
                                              ----------------------  ---------------------  ----------------------
                                                 Amount        %         Amount       %         Amount        %
                                              -----------  ---------  -----------  --------  -----------  ---------
Federal statutory income tax provision           $(3,516)      (34%)    $(3,327)     (34%)     $4,111          34%
(benefit)
State statutory income tax provision                (414)       (4)        (391)      (4)         484           4
(benefit)
Change in valuation allowance for deferred         3,492        34        7,282       74         (414)         (3)
tax assets
Carryback (establishment) of net operating
losses (NOL) in years with rates different            --        --       (1,200)     (12)      (1,061)         (9)
than statutory rates
Other                                                342         3           --       --           --          --
                                              -----------  ---------  -----------  --------  -----------  ---------
Actual income tax provision (benefit)               $(96)        1%      $2,364       24%      $3,120          26%
                                              ===========  =========  ===========  ========  ===========  =========

         At April 30, 1999 and 1998, deferred tax assets and liabilities were composed of the following (in thousands):


                                               Year Ended April 30,
                                               --------------------
                                                 1999        1998
                                               --------    --------
Deferred tax assets:
  Vacation accruals                            $   183     $   248
  Insurance accruals                               670         860
  Professional fee amortization and accruals       188          86
  Depreciation and capitalization differences
    between financial and tax accounting           722        (597)
  Tax benefit of NOL carryforward and
    tax credits carryforward                    12,010       9,862
  Bad debts,  discounts and other                  251          73
                                               --------    --------
Net deferred tax assets                         14,024      10,532

Valuation allowance                            (13,274)     (9,782)
                                               --------    --------

Net deferred tax asset reported                $   750     $   750
                                               ========    ========


         During the current year, the Company sustained significant operating losses. Because of the difficult operating environment and the likely delayed or decreased use of the Company's deferred tax assets to shelter future income, management has elected to record no income tax benefit during the current year related to the losses incurred. This resulted in an increase to the valuation reserve of approximately $3.7 million for the year ended April 30, 1999. The current year income tax benefit of $117,000 is solely attributable to federal income tax refunds received during the current year. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances change.

         During fiscal 1998, the Company reevaluated the level of valuation reserve necessary given the Company's operating performance. Based on this reevaluation, the Company increased its valuation reserve to approximately $9.8 million, resulting in a charge of $7.3 million in additional income tax expense in the year ended April 30, 1998.

         During fiscal 1996, the Company carried back approximately $7.9 million of net operating losses ("NOL") to prior years' tax returns, which resulted in income tax refund receivables of $2.1 million. The Company received $1.1 million of these refund claims in fiscal 1997. During fiscal 1998, the Company was notified that these amended tax returns and carryback claims were under review by the Internal Revenue Service (IRS). During the examination, the IRS and the Company settled the amount of the claims at approximately $1 million. This resulted in the Company removing the remaining receivables from the books and recognizing additional income tax expense in the year ended April 30, 1998. As part of the IRS settlement, approximately $4.6 million of NOL that had been previously utilized in the amended tax returns and carryback claims became available for future carryforward to offset future taxable income.

         As of April 30, 1999, the Company has approximately $27 million of federal NOL and approximately $25 million of state NOL available to offset future taxable income. These carryforwards expire in 2007 and 2012.



NOTE 8 -   STOCKHOLDERS' EQUITY

         Stockholders' equity at April 30, 1999 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A preferred stock will be granted voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. The Company is currently in arrears on two consecutive quarterly dividend payments as of May 31, 1999 totaling $1,046,000. If the dividend payment due August 31, 1999, is not made, the Series A preferred stockholders will have the right to elect a majority of the Company's Board of Directors.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding (11,154,374 as of April 30, 1998). Before giving effect to any shares that might be issued pursuant to the management incentive stock option plan or conversion of any Series A preferred stock, the total number of common shares would increase to 11,373,589 shares if the remaining outstanding Series B preferred stock is converted to Common Stock.

         On March 4, 1998, the Board of Directors adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Board declared a distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's Common Stock. The distribution was payable on March 4, 1998 to the shareholders of record on that day. The Rights are attached to, and automatically trade with, the outstanding shares of the Company's Common Stock.

     The Rights will become exercisable in the event that any person or group of affiliated persons becomes a holder of 15% or more of the Company's outstanding shares of Common Stock or any person or group of affiliated persons who at the date of the Rights Agreement, beneficially owned 15% or more of the then-outstanding shares of Common Stock and has acquired beneficial ownership of 31% or more of the outstanding shares of Common Stock. In addition, the Rights will become exercisable in the event of the commencement of a tender or exchange offer that, if consummated, would result in that person or group of affiliated persons meeting the above-listed requirements as to ownership of the Company's outstanding shares of Common Stock. Once the Rights become exercisable, each Right entitles its holder to purchase, by payment of a $7.50 exercise price, one one-hundredth of a share of Series C Junior Participating Preferred Stock, subject to adjustment. In addition, at any time after the above mentioned criteria have been met and prior to the acquisition of a 50% position, the Board of Directors may require each outstanding Right to be exchanged for one share of Common Stock. In general, none of the benefits of the Rights will be available to a holder of the Common Stock who meets the above-mentioned criteria. The Rights may be redeemed by the Company at a price of $0.01 per Right at any time prior to the above-mentioned criteria being met and to the expiration date of such Rights on March 4, 2008.

         Effective November 4, 1998, the Company granted stock options for the purchase of 543,295 shares of the Company's Common Stock to Jess R. Drake pursuant to his employment contract. The term of these options is ten years from the date of grant and they are not transferable other than by will or the laws of descent and distribution. The options will vest over a three-year period. The options granted Mr. Drake are in addition to and not a part of the 1996 Stock Option Plan.

NOTE 9 -   STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         The Company has in effect a Stock Option Plan ("Option Plan"). Non-qualified stock options may be granted to directors, independent contractors, consultants and employees to acquire up to 1,425,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The Option Plan provides for incremental vesting based upon the optionee's period of service with the Company, and is administered by the Board of Directors. Stock options outstanding at April 30, 1999, 1998 and 1997 related only to employees and directors.
                                                   Stock Options
                                             -------------------------
                                                             Weighted
                                                              Average
                                              Number of      Exercise
                                               Shares          Price
                                             -----------   -----------

   Shares under option at April 30, 1997      1,164,600         $1.74

         Options granted                              0             0

         Options exercised                      (70,900)         1.48

         Options canceled                       (28,400)         2.04
                                             -----------   -----------

   Shares under option at April 30, 1998      1,065,300          1.75

         Options granted                        643,295          0.72

         Options exercised                       (8,500)         0.99

         Options canceled                      (185,775)         1.62
                                             -----------   -----------

   Shares under option at April 30, 1999      1,514,320         $1.34
                                             ===========   ===========


   Options exercisable at April 30, 1999        923,580         $1.66
                                             ===========   ===========

         Exercise prices for options outstanding as of April 30, 1999 ranged from $0.3188 to $3.00. The weighted average remaining contractual life of those options is 7.11 years, and the weighted average exercise price is $1.34.

                 Employee Options Outstanding                         Options Exercisable
--------------------------------------------------------------  ------------------------------
                                Weighted Avg
                     Number       Remaining       Weighted Avg       Number      Weighted Avg
    Range of      Outstanding    Contractual        Exercise      Excercisable     Exercise
 Exercise Price    At 4/30/99       Life              Price        At 4/30/99        Price
 --------------  ------------       ----         -------------    ------------   ------------
  $ 0.95625          31,400          3.7          $ 0.95625          31,400        $0.95625
    1.50000         359,350          3.9            1.50000         359,350         1.50000
    1.51500         304,625          7.5            1.51500         196,356         1.51500
    3.00000         175,650          4.4            3.00000         175,650         3.00000
    0.79690         543,295          9.5            0.79690         135,824         0.79690
    0.31880         100,000         10.0            0.31880          25,000         0.31880
                 -----------                                      ------------
$0.31880-$3.00    1,514,320         7.11            1.33548         923,580        $1.63461

         Options for 1,020,375 shares remain available for grant. These options will have an exercise price of an amount per share determined by the Company's Board of Directors, but not less than 85% of the fair market value of the Company's Common Stock on the date of grant.

         The Company maintains a weekly discretionary bonus program for its mill employees based on the performance of each production shift at individual mills. The bonus program for mill employees is designed to reward safety, productivity, and regular attendance. This bonus program is open-ended but designed to attract good operating employees by providing them the reasonable opportunity to reach high-end pay levels for similar work in the industry, when average bonuses are added to base wages. It is also designed so that manufacturing labor costs, per unit of lumber produced, go down as the average bonus level goes up.

         The Company also had a monthly profit-sharing discretionary bonus plan for all levels of salaried employees, based upon pre-tax profits. This program was terminated in November 1998 and replaced with two separate bonus programs. The first covers most salaried employees except for senior management, and is a quarterly bonus program based on pretax profits. The second is an annual bonus program covering senior executives and is also based on pre-tax profits. These programs, which automatically move the Company's total general and administrative expense up or down in cyclical earnings periods, are vital to the Company's ability to attract desirable salaried employees at lower than industry average compensation and benefits; and to retain such employees through cyclical down-turn in earnings.

         The following summarizes the amounts paid pursuant to the Company's bonus programs (in thousands):

                                         Year Ended April 30,
                            ----------------------------------------------
                                 1999            1998            1997
                            --------------  --------------  --------------
    Hourly employee bonus     $  4,100        $  5,200        $  4,700

    Salaried employee bonus        900           1,200           3,600

                              $  5,000        $  6,400        $  8,300
                            ==============  ==============  ==============


         The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute 2 to 20% of their compensation. The Company matches contributions of employees participating in the
Safety/Production/Attendance Bonus program on a monthly basis in an amount as determined from time to time by the Board of Directors. Salaried employees are not generally titled to matching contributions. During the years ended April 30, 1999, 1998 and 1997, the Company incurred expenses for matching contributions and plan administration of $261,000; $289,000; and $235,000; respectively. Company contributions to this plan are funded on a current basis.

NOTE 10 -  RELATED PARTY TRANSACTIONS

         The Company purchased $3.9 million and $2.1 million of logs in fiscal 1999 and 1998, respectively, from Quinault Logging Company. Larry G. Black is a director and president of Quinault Logging Company as well as a director of TreeSource Industries, Inc. and owns approximately 30% of the Company's outstanding Common Stock.


NOTE 11 -  COMMITMENTS AND CONTINGENCIES

         (a) Timber commitments - At April 30, 1999, the Company had contracts to purchase approximately 19.5 MMBF of timber from the Oregon State Department of Forestry and others for an estimated stumpage cost of $4,381,000. Deposits were made on these contracts and additional payments are required as timber is removed. The expiration dates of the contracts are as follows:


                                  Stumpage
  Year Ending April 30,             MMBF                      Cost
  ---------------------     ---------------------     ---------------------
         2000                        0.8                    $229,000
         2001                        6.3                   1,673,000
         2002                       12.4                   2,479,000
  =====================     =====================     =====================
                                    19.5                  $4,381,000

         (b)Leases - At April 30, 1999, the Company had future minimum rental commitments for operating leases as follows: 2000 - $1,224,000; 2001 - $1,039,000; 2002 - $676,000; 2003 - $253,000; 2004 - $104,000; thereafter - $0.

         Total rental expense for all leases was $1,613,000, $1,348,000 and $1,136,000 for the years ended April 30, 1999, 1998 and 1997, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

         (c) Litigation - The Company is involved in certain litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation will not have a material impact upon the Company's consolidated financial condition or results of operations.

         (d) Environmental compliance - The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. Various governmental agencies have enacted, or are considering, regulations regarding a number of environmental issues that may require material expenditures in the future. These include regulations regarding log yard management, disposal of log yard waste, kiln process waste water, and air emissions from hog fuel fired boilers. The potential expenditures required for the Company to comply with any such regulations could have a material adverse impact on its consolidated financial condition and/or results of operations. However, management believes that the Company will be able to comply with existing regulations without a material impact on its consolidated financial condition or results of operations.

         (e) Year 2000 compliance - The Company is currently implementing its plan to address those computer and other systems which could be affected by the "Year 2000" date problem. The Company presently believes that with modification to existing software and converting to new software and hardware the Year 2000 problem will not create significant operational difficulties and is not anticipated to be material to its financial position or results of operations in any given year.


NOTE 12 -  UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following quarterly information for the years ended April 30, 1999 and 1998 is unaudited, but includes all adjustments (including the impairment charges recognized in the fourth quarters of 1998 and 1999) that management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):

                                      Year Ended April 30, 1999
                      ---------------------------------------------------------
                                         Quarter
                      -----------------------------------------------
                         First      Second      Third       Fourth      Total
                      ---------------------------------------------------------
Net sales              $ 47,661    $ 51,240    $ 44,257    $ 51,854   $ 195,012
Gross profit (loss)    $  3,486    $  3,381    $    984    $  3,146   $  10,997
Net income (loss)      $   (619)   $   (324)   $ (2,682)   $ (6,621)  $ (10,246)
Net income (loss) per  $  (0.11)   $  (0.08)   $  (0.29)   $  (0.59)  $   (1.07)
 diluted common share

                                      Year Ended April 30, 1998
                      ---------------------------------------------------------
                                         Quarter
                      -----------------------------------------------
                         First      Second      Third       Fourth      Total
                      ---------------------------------------------------------
Net sales              $ 68,881    $ 67,387    $ 55,951    $  49,832  $ 242,051
Gross profit (loss)    $  7,040    $  3,533    $ (1,007)   $   1,182  $  10,748
Net income (loss)      $  1,944    $   (198)   $ (3,645)   $ (10,251) $ (12,150)
Net income (loss) per  $   0.12    $  (0.07)   $  (0.38)   $   (0.97) $   (1.30)
 diluted common share

         Earnings (loss) per share have been recomputed and restated for the effects of implementing Statement of Financial Accounting Standard, Number 128, "Earnings per Share", as of December 31, 1997.

NOTE 13-   VALUATION AND QUALIFYING RESERVES


         The following table summarizes the activity associated with the Company's allowance for doubtful accounts and allowance for discounts for the years ended April 30, 1999, 1998 and 1997 (in thousands):

   Allowance for doubtful accounts -
      deducted from accounts receivable in the balance sheet

                                         Year Ended April 30,
                                 -----------------------------------
                                    1999        1998         1997
                                 ----------  -----------  ----------

Balance at beginning of year     $     39    $      49    $     24
Charged to costs and expenses          35            5          29
Deductions (1)                        (19)         (15)         (4)
                                 ----------  -----------  ----------
Balance at end of year           $     55    $      39    $     49
                                 ==========  ===========  ==========



   Allowance for discounts -
      deducted from accounts receivable in the balance sheet


                                         Year Ended April 30,
                                 -----------------------------------
                                    1999        1998         1997
                                 ----------  -----------  ----------
Balance at beginning of year     $    146    $    146     $     88
Charged to costs and expense        1,807       2,296        2,696
Deductions(2)                      (1,866)     (2,353)      (2,638)
                                 ----------  -----------  ----------
Balance at end of year           $     87    $     89     $    146
                                 ==========  ===========  ==========


(1) Uncollected receivables written off, net of recoveries.
(2) Discounts taken by customers.