Form 10-Q
period 1999-07-31
WTD INDUSTRIES INC
filed 1999-10-08
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 31, 1999.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from________________ to________________

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
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                  No.)


          10260 S.W. Greenburg Road, Suite 900, Portland, Oregon 97223
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)   (503) 246-3440
                                                    --------------------
         Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
         The number of shares outstanding of Registrant's Common Stock, no par value, at September 15, 1999 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.
                           ---------------------------

                                      INDEX
                                                                     Page
                                                                    Number
                                                                    ------


PART I.     FINANCIAL INFORMATION                                      3

Item 1.        Financial Statements                                    3

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    12

PART II.    OTHER INFORMATION                                         16

Item 1.        Legal Proceedings                                      16

Item 3.        Defaults Upon Senior Securities                        16

Item 5.        Other Information                                      16

Item 6.        Exhibits and Reports on Form 8-K                       16

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                             THREE MONTHS ENDED JULY 31,
                                         -----------------------------------
                                             1999                  1998
                                         --------------        -------------

NET SALES                                $     67,288          $    47,661

COST OF SALES                                  57,017               44,175

                                         --------------        -------------
GROSS PROFIT                                   10,271                3,486

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       3,241                2,764
IMPAIRMENT CHARGES                                 --                   --

                                         --------------        -------------
OPERATING INCOME                                7,030                  722

OTHER INCOME (EXPENSE)
     Interest expense                          (1,114)              (1,160)
     Miscellaneous                                431                 (181)

                                         --------------        -------------
                                                 (683)              (1,341)
                                         --------------        -------------
INCOME (LOSS) BEFORE INCOME TAXES               6,347                 (619)

PROVISIONS FOR INCOME TAXES (BENEFIT)              --                   --

                                         --------------        -------------
NET INCOME (LOSS)                               6,347                 (619)

PREFERRED DIVIDENDS                                --                  574

                                         --------------        -------------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                 $      6,347          $    (1,193)
                                         ==============        =============

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                      $0.57               ($0.11)
                                                =====               =======

   - DILUTED                                    $0.57               ($0.11)
                                                =====               =======



The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)


                                                                JULY 31,               APRIL 30,
                                                                  1999                    1999
                                                              -------------           -------------
CURRENT ASSETS
   Cash and cash equivalents                                  $      6,986            $      2,131
   Accounts receivable, net                                         11,076                  10,210
   Inventories                                                      16,376                  13,716
   Prepaid expenses                                                  1,919                   1,390
   Income tax refund receivable                                         --                      --
   Deferred tax asset                                                  750                     750
   Assets held for sale                                              7,749                   7,749
   Timber, timberlands and timber-related assets                     1,982                   2,190

                                                              -------------           -------------
      Total current assets                                          46,838                  38,136


NOTES AND ACCOUNTS RECEIVABLE                                           13                      27

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                              1,527                   1,527
   Buildings and improvements                                        8,287                   8,287
   Machinery and equipment                                          47,241                  47,462
                                                              -------------           -------------

                                                                    57,041                  57,276
      Less reserve for impairment                                      941                     941
      Less accumulated depreciation                                 41,767                  41,116

                                                              -------------           -------------
                                                                    14,333                  15,219
   Construction in progress                                            381                     324

                                                              -------------           -------------
                                                                    14,714                  15,543

OTHER ASSETS                                                         1,276                   1,281

                                                              -------------           -------------
                                                              $     62,841            $     54,987
                                                              =============           =============





The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)



                                                                 JULY 31,               APRIL 30,
                                                                   1999                   1999
                                                              -------------           -------------
CURRENT LIABILITIES
   Accounts payable                                           $     11,039              $   10,830
   Accrued expenses                                                  9,060                   7,744
   Timber contracts payable                                            406                     428
   Current maturities of long-term debt                             43,476                  43,474
                                                              -------------           -------------
      Total current liabilities                                     63,981                  62,476

LONG-TERM DEBT, less current maturities                                329                     327

COMMITMENTS AND CONTINGENCIES                                           --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                           20,688                  20,688
     Series B, 6,111 shares outstanding                                333                     333
  Common Stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding                              28,761                  28,761
  Additional paid-in capital                                            15                      15
  Retained deficit                                                 (51,266)                (57,613)

                                                              -------------           -------------
                                                                    (1,469)                 (7,816)

                                                              -------------           -------------
                                                              $     62,841            $     54,987
                                                              =============           =============







The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED JULY 31,
                                                              ---------------------------------------
                                                                  1999                      1998
                                                              --------------            -------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                           $      6,347             $       (619)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                         1,141                    1,132
    Deferred income tax                                                 --                       --
    Impairment loss                                                     --                       --
    Accounts receivable                                               (866)                   2,261
    Inventories                                                     (2,660)                   1,560
    Prepaid expenses                                                  (529)                    (465)
    Timber, timberlands and timber-related assets - current            186                    1,996
    Payables and accruals                                            1,526                   (1,809)
    Income taxes                                                        --                       74

                                                              --------------            -------------
     Cash provided by operating activities                           5,145                    4,130
                                                              --------------            -------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivables                                        14                       55
  Net reductions of  timber and timberlands                             --                       --
  Acquisition of property, plant and equipment                        (325)                    (313)
  Net book value of retirements                                         21                      195
  Net book value of disposed idle assets                                --                      177
  Other investing activities                                            --                       --

                                                              --------------            -------------
     Cash provided by (used for) investing activities                 (290)                     114
                                                              --------------            -------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                    --                       --
  Principal payments on long-term debt                                  (5)                    (479)
  Other assets                                                           5                      (20)
  Dividends paid on Preferred Stock                                      --                    (574)
  Issuance of common stock                                               --                       9

                                                              --------------            -------------
     Cash used for financing activities                                 --                   (1,064)
                                                              --------------            -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,855                    3,180

CASH BALANCE AT BEGINNING OF PERIOD                                  2,131                    2,157

                                                              --------------            -------------
CASH BALANCE AT END OF PERIOD                                 $      6,986              $     5,337
                                                              ==============            =============

CASH PAID DURING THE PERIOD FOR:
  Interest                                                              --              $     1,215
  Income taxes                                                          --              $        62

The accompanying notes are an integral part of these consolidated financial statements.

                                       6

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

         On September 27, 1999, the Company and certain of its wholly-owned subsidiaries, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company plans to continue to operate its business as a debtor-in-possession.

         Poor market conditions in fiscal 1999, acceleration in industry modernization; and a balance sheet encumbered with a high level of debt and preferred stock dividend obligations all caused the Company to file for voluntary reorganization. It is likely that the reorganization that results from the Chapter 11 will have a material adverse effect on the Company's common and preferred shareholders, and may eliminate any remaining value in the Company's equity securities.

         In the opinion of management, the consolidated financial statements of TreeSource Industries, Inc. and subsidiaries ("TreeSource" or "the Company") presented herein include all adjustments, which are solely of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 1999, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.

         Due to the filing for protection under chapter 11 of the U.S. Bankruptcy Code, there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment related to the carrying value of assets or liabilities should the Company be unable to continue as a going concern.

NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):



                                 July 31, 1999             April 30, 1999
                               ------------------         ------------------
         Logs                  $           8,057          $           6,649
         Lumber                            7,264                      6,001
         Supplies and Other                1,055                      1,066
                               ------------------         ------------------
                               $          16,376          $          13,716
                               ==================         ==================


NOTE 3 - STOCKHOLDERS' EQUITY

Stockholders' equity at July 31, 1999 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of July 31, 1999 the Company was in arrears on two consecutive quarterly dividend payments. On August 31, 1999 a third quarterly dividend payment was skipped. The Company is currently in arrears on three consecutive quarterly dividend payments totaling approximately $1,570,000.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,373,589 shares if the shares of Series B Preferred Stock remaining outstanding at July 31, 1999 were converted to Common Stock.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The calculations of net income (loss) per share for the three-month periods ended July 31, 1999 and 1998 are summarized below (in thousands, except per-share data):

                                                               Three Months Ended July 31,
                                                            ---------------------------------
                                                                 1999               1998
                                                            -------------       -------------

Net income (loss) applicable to common shareholders         $       6,347       $      (1,193)
                                                            =============       =============

Weighted average shares outstanding
     - Basic                                                       11,163              11,155

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                          --                  --
     - Exercise of stock options                                       --                  --
                                                            -------------       -------------

Average number of shares and equivalents outstanding
     - Diluted                                                     11,163              11,155
                                                            =============       =============

Net income (loss) per common share
     - Basic                                                $        0.57       $       (0.11)
                                                            =============       =============

     - Diluted                                              $        0.57       $       (0.11)
                                                            =============       =============


NOTE 5 - LONG-TERM DEBT

         The Company's senior secured debt agreement includes certain covenants, including the maintenance of specified levels of adjusted cumulative operating income (as defined), tangible net worth, working capital, total liabilities ratio (as defined), and collateral coverage (as defined). This agreement also imposes certain restrictions and limitations on capital expenditures, investments, dividend payments, new indebtedness, and transactions with officers, directors, stockholders and affiliates. This debt agreement was most recently amended as of April 1, 1998, with respect to certain affirmative financial performance covenants. As of July 31, 1999, the Company is not in compliance with the covenant provisions relating to: level of tangible net worth; total liabilities ratio; minimum level of adjusted working capital; level of cumulative adjusted earnings (as defined); and the level of minimum operating income.

         The Company has been unable to maintain compliance with its debt covenants and ceased making interest and principal payments on its senior secured debt in March 1999. As of July 31, 1999, the Company was in arrears on payment of approximately $1,733,000 interest and $2,000,000 in principal on senior secured debt. Additionally, as of July 31, 1999, the Company is in arrears on payment of approximately $120,000 in interest on the 8% unsecured senior notes. Due to the terms of the 8% unsecured senior notes, payment of interest cannot be made if a default exists in payment of dividends on the Series A preferred stock. As of August 31, 1999, the Company has not paid three consecutive quarterly dividends for holders of the Series A Preferred Stock. The senior secured debt remains classified as a current obligation in the accompanying financial statements due to the Company's chapter 11 filing and possible acceleration of the debt's repayment.

         As discussed under Note 1 above, the Company has filed for voluntary reorganization under the Chapter 11 of the U.S. Bankruptcy Code.


NOTE 6 - PROVISION FOR INCOME TAXES

         The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carryforwards.

The federal and state income tax provision consists of the following (in thousands):

                                           Three Months Ended July 31,
                                         ------------------------------
                                             1999             1998
                                         ------------     -------------
Income (loss) before income taxes        $      6,347    $        (619)
                                         ============     =============
Provision for income taxes (benefit):
   Federal                               $        --      $          --
   State                                          --                 --
                                         ------------     -------------
                                         $        --      $          --
                                         ============     =============

   Current                               $        --      $          --
   Deferred                                       --                 --
                                         ------------     -------------
                                         $        --      $          --
                                         ============     =============

         At July 31, 1999, the Company's estimated remaining adjusted NOL was approximately $20 million for federal income tax purposes and $18 million for state income tax purposes. The Company has utilized a portion of these NOL's to offset current period earnings and, as such, has reported no income tax expense or benefit for the current period. Because of difficult operating environments in previous years, the Company has reserved for all NOL's. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation primarily arising in the normal course of its business. The Company's liability, if any, under such pending litigation could have a material impact upon the Company's consolidated financial condition or results of operations. See "Legal Proceedings".

         The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. Various governmental agencies have enacted, or are considering, regulations regarding a number of environmental issues that may require material expenditures in the future. These include regulations regarding log yard management, disposal of log yard waste, kiln process waste water, and air emissions from hog fuel fired boilers. The potential expenditures required for the Company to comply with any such regulations could have a material adverse impact on its consolidated financial condition and results of operations.

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

         Domestic lumber market conditions strengthened in the first quarter of fiscal 2000 as strong U.S. housing starts increased demand for lumber. The average unit price for the benchmark green fir 2x4 standard and better increased from an average of $305 per unit during the first three months of fiscal 1999 to an average of $449 per unit for the first three months of fiscal 2000, a 47% increase. During the same period, the unit cost of the #2 fir sawlog - a benchmark for the Company's raw materials costs - increased from an average of $560 to $624 per unit, an 11% increase. With lumber prices increasing more rapidly than log prices, margins grew and profitability increased. Timber harvest activity in the Pacific Northwest region increased from the prior quarter as weather improved. Due to availability, the Company's level of log inventory has been increased to enhance the consistency of operations and improve margins through more selective purchasing.

         While operating conditions improved for the first three months of fiscal 2000, weak lumber markets in prior periods led to a decline in the Company's financial position such that the Company was unable to comply with its covenants under its senior secured debt agreement. As of September 27, 1999, the Company owes approximately $2,768,000 in interest and $3,000,000 in principal on its senior secured debt, and $179,000 in interest on its 8% unsecured senior notes. Additionally, the Company has not paid dividends to the holders of its Series A Preferred Stock for three consecutive quarters, amounting to approximately $1,570,000.

         On September 27, 1999, the Company filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Poor market conditions in fiscal 1999, acceleration in industry modernization and a balance sheet encumbered with a high level of debt and preferred stock dividend obligations all contributed to the necessity for the filing. It is likely that the reorganization that results from the Chapter 11 filing will have a material adverse effect on the Company's common and preferred shareholders, and may eliminate any remaining value in the Company's equity securities.

         The following table sets forth the percentages which certain expenses bear to net sales, and the period-to-period percentage change for each item:

                                                INCOME AND EXPENSE ITEMS AS             PERCENTAGE
                                                   A PERCENT OF NET SALES          INCREASE (DECREASE)
                                            ------------------------------------- -----------------------
                                                                                    Three Months Ended
                                                Three Months Ended July 31,        07/31/99 to 07/31/98
                                            ------------------------------------- -----------------------
                                               1999                     1998
                                            ------------             -----------      --------------
Net sales                                      100.0 %                 100.0 %             41.2%
Cost of sales                                   84.7                    92.7               29.1
                                            ----------               ---------
  Gross profit                                  15.3                     7.3              194.6

Selling, general and administrative expense      4.8                     5.8               17.3
Impairment loss                                   --                      --                NM
                                            ----------               ---------
  Operating income (loss)                       10.4                     1.5              873.7

Interest expense                                (1.7)                   (2.4)              (4.0)
Miscellaneous                                    0.6                    (0.4)               NM
                                            ---------                ---------
  Income (loss) before income taxes              9.4                    (1.3)               NM

Provision for income taxes (benefit)              --                      --                NM
  Net income (loss)                              9.4 %                  (1.3)%              NM
                                            =========                =========

NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison of Three Months Ended July 31, 1999 and 1998
-------------------------------------------------------

         Net sales for the three months ended July 31, 1999 increased $19.6 million (41%), as compared to the three months ended July 31, 1998. This increase was principally caused by a 23% increase in lumber sales volume and an 18% increase in the weighted average net sales price. Although the number of sawmills operated by the Company in the three months ended July 31, 1999 has decreased by three from the prior year, the Company's lumber shipments increased over the same periods due to increases in productivity and the number of shifts operated at three facilities.

         Gross profit for the quarter ended July 31, 1999 was 15.3% of net sales, compared to 7.3% of net sales for the quarter ended July 31, 1998. Net lumber sales increased by 44% as compared to the quarter ended July 31, 1998, while the Company's log costs increased by 6%. Unit manufacturing costs in the three months ended July 31, 1999 decreased by 3% from costs in the three months ended July 31, 1998, primarily due to a curtailment of higher cost operations and an increase in production volume at remaining operations.


         Selling, general and administrative expenses in the quarter ended July 31, 1999 decreased by $1.0 million (17.3%) as compared to sales expenses for the quarter ended July 31, 1998. This decrease reflects an approximate 40% reduction in corporate staff and a reduction in office lease space, as well as the closure of certain facilities.

         In the quarter ended July 31, 1999, the Company did not record a tax provision due to the existence of approximately $20 million and $18 million in net operating losses for federal and state income tax purposes. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents increased by $4.9 million during the quarter ended July 31, 1999, to $7.0 million. Approximately $5.1 million of cash was provided by operations. The Company has continued its efforts to conserve cash and, since March 1999, has not paid interest or principal on its senior secured debt and subordinated debentures, or dividends on its Series A Preferred Stock.

         The Company has not had, a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In connection, with filing for voluntary reorganization, the Company is seeking to obtain an interim financing package to provide working capital and to fund seasonal log inventory increases. If the Company is not able to obtain such financing, cash provided by operations may not be sufficient to fund the Company's working capital needs. If the Company is not able to obtain sufficient cash to fund its working capital needs from operations or financing, such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

         During the first three months of fiscal 2000, the Company spent $0.3 million for capital improvements to its facilities. The Company had no material commitments for capital spending at July 31, 1999.

         The Company does not invest in market risk sensitive instruments.

Year 2000 Compliance
--------------------

         The "Year 2000" issue exists because many computer systems and applications currently use two-digit fields to designate a year. This practice can lead to incorrect results when computer software performs arithmetic operations, comparisons, or data field sorting involving years later than 1999.

         The Company has conducted a review of its computer and other systems to identify those areas that could be affected by the "Year 2000" issue, and is implementing a plan to resolve the issues identified. The initial phase of the plan, which has been completed, consisted of testing existing systems to determine which had "Year 2000" issues.

         The second phase of the Company's "Year 2000" plan, which consists of the replacement or upgrading of hardware and software that has "Year 2000" issues, is nearing completion. The remaining tasks for completing the second phase consist of replacing and upgrading the computer systems at two mills and some ancillary software upgrades at other locations.

         The Company presently believes the "Year 2000" issue will not have a material adverse effect on the Company's financial condition or results of operations.


Factors Affecting  Forward-Looking Statements
---------------------------------------------

         The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: the outcome of Company's filing for voluntary reorganization; the approval of the Company's interim financial arrangement; adverse operating conditions; fluctuations in quarterly results; availability of logs; technological change; manufacturing risks; federal and state regulations; and the additional factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's report on Form 10-K for the year ended April 30, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its Trask River subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., v. WTD Industries, Inc., Trask River Lumber Company, Inc., and Bruce L. Engel). The Company has denied liability. The parties are engaged in preliminary settlement discussions.



Item 3.  Defaults Upon Senior Securities

         The Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. As of September 27, 1999, the Company has not paid three consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $1,570,000, and is in arrears on payment of approximately $2,768,000 in interest and $3,000,000 in principal on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $179,000 in interest on its 8% unsecured senior notes as of September 27, 1999.

         The Company has filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.


Item 5.  Other Information

         On September 27, 1999, the Company filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court for the Western District of Washington: In re TreeSource Industries, Inc., et al (Case Nos. 99-10932 and 99-10937 through 99-10961). The Company plans to continue operating its business as debtor-in-possession.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The Index to Exhibits is located on page 18.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended July 31, 1999.

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






                                                  TreeSource Industries, Inc.
                                                  ------------------------------
                                                  (Registrant)


                                                  /s/ Jess R. Drake
                                                  ------------------------------
                                                  Jess R. Drake
                                                  President


                                                  /s/ Robert W. Lockwood
                                                  ------------------------------
                                                  Robert W. Lockwood
                                                  Vice President - Finance







September 29, 1999

                           TreeSource Industries, Inc.

                                Index to Exhibits


                                                                     Sequential
                                                                       Number
                                                                       System
                                                                        Page
                                                                       Number


3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992, as amended(1)

3.2    Second Restated Bylaws of the Registrant adopted effective
       November 27, 1992(2)

27     Financial Data Schedule(3)




















(1) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1998.

(2) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1993.

(3)    This schedule has been submitted in electronic form prescribed by EDGAR.