Form 10-Q
period 1999-10-31
WTD INDUSTRIES INC
filed 1999-12-15
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended October 31, 1999.
                                        ----------------

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
         The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 1999 was 11,162,874

                           TREESOURCE INDUSTRIES, INC.
                           ---------------------------

                                      INDEX
                                                                     Page
                                                                    Number
                                                                    ------


PART I.     FINANCIAL INFORMATION                                      3

Item 1.        Financial Statements                                    3

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    14

PART II.    OTHER INFORMATION                                         19

Item 1.        Legal Proceedings                                      19

Item 3.        Defaults Upon Senior Securities                        19

Item 6.        Exhibits and Reports on Form 8-K                       20

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                          THREE MONTHS ENDED               SIX MONTHS
                                             OCTOBER 31,                     ENDED
                                                                          OCTOBER 31,
                                       -------------------------   ---------------------------
                                          1999          1998          1999           1998
                                       ------------ ------------  ------------   -------------
NET SALES                              $   59,313   $   51,240    $  126,601     $    98,901

COST OF SALES                              55,974        47,859      112,991          92,034
                                       ------------ ------------  ------------   -------------

GROSS PROFIT                                3,339         3,381       13,610           6,867

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   2,624         2,628        5,866           5,392
REORGANIZATION CHARGES                        877            --          877              --
                                       ------------ ------------  ------------   -------------

OPERATING INCOME (LOSS)                     (162)           753        6,867           1,475

OTHER INCOME (EXPENSE)
     Interest expense                        (718)      (1,158)       (1,832)         (2,318)
     Miscellaneous                            255            81           686           (100)
                                       ------------ ------------  ------------   -------------

                                             (463)      (1,077)       (1,146)         (2,418)
                                       ------------ ------------  ------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES           (625)         (324)        5,721           (943)

PROVISIONS FOR INCOME TAXES (BENEFIT)         100            --          100              --
                                       ------------ ------------  ------------   -------------

NET INCOME (LOSS)                           (725)         (324)         5,621           (943)

PREFERRED DIVIDENDS                            --           574           --           1,148
                                       ------------ ------------  ------------   -------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS               $    (725)   $     (898)   $     5,621    $    (2,091)
                                       ============ ============  ============   =============

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                ($0.06)      ($0.08)         $0.50          ($0.19)
                                          =======      =======         =====          =======

   - DILUTED                              ($0.06)      ($0.08)         $0.50          ($0.19)
                                          =======      =======         =====          =======


The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)


                                                   OCTOBER 31,      APRIL 30,
                                                      1999            1999
                                                   -----------     -----------
CURRENT ASSETS
   Cash and cash equivalents                       $    2,971      $    2,131
   Accounts receivable, net                            11,249          10,210
   Inventories                                         16,734          13,716
   Prepaid expenses                                     5,160           1,320
   Income tax refund receivable                            70              70
   Deferred tax asset                                     750             750
   Assets held for sale                                 7,749           7,749
   Timber, timberlands and timber-related assets        2,279           2,190

                                                   -----------     -----------
      Total current assets                             46,962          38,136


NOTES AND RECEIVABLE                                        9              27

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                 1,527           1,527
   Buildings and improvements                           8,395           8,287
   Machinery and equipment                             47,250          47,462
                                                   -----------     -----------

                                                       57,172          57,276
      Less reserve for impairment                         941             941
      Less accumulated depreciation                    42,646          41,116

                                                   -----------     -----------
                                                       13,585          15,219
   Construction in progress                               374             324

                                                   -----------     -----------
                                                       13,959          15,543

OTHER ASSETS                                            1,225           1,281

                                                   -----------     -----------
                                                   $   62,155      $   54,987
                                                   ===========     ===========






The accompanying notes are an integral part of these consolidated financial statements.


                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)



                                                             OCTOBER 31,   APRIL 30,
                                                                1999         1999
                                                             ----------   ----------
CURRENT LIABILITIES
   Accounts payable                                          $   7,003    $  10,830
   Accrued expenses                                              5,688        7,744
   Timber contracts payable                                         --          428
   Current borrowings                                              190       43,474

                                                             ----------   ----------
      Total current liabilities                                 12,881       62,476

LONG-TERM DEBT, less current maturities                             --          327

LIABILITIES SUBJECT TO COMPROMISE                               51,469           --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                       20,688       20,688
     Series B, 6,111 shares outstanding                            333          333
  Common Stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding                          28,761       28,761
  Additional paid-in capital                                        15           15
  Retained deficit                                             (51,992)     (57,613)

                                                             ----------   ----------
                                                                (2,195)      (7,816)

                                                             ----------   ----------
                                                             $  62,155    $  54,987
                                                             ==========   ==========







The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                SIX MONTHS ENDED OCTOBER 31,
                                                            -------------------------------------
                                                                1999                   1998
                                                            --------------         --------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $       5,621          $        (943)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                        2,197                  2,156
    Deferred income tax                                                --                     --
    Impairment loss                                                    --                     --
    Accounts receivable                                            (1,039)                 1,982
    Inventories                                                    (3,018)                   695
    Prepaid expenses                                               (3,840)                  (429)
    Timber, timberlands and timber-related assets - current          (177)                  1,708
    Payables and accruals                                           1,529                   (688)
    Income taxes                                                       --                   (119)
                                                            --------------         --------------
     Cash from operating activities                                 1,273                  4,362
                                                            --------------         --------------

CASH FROM INVESTING ACTIVITIES:
  Notes and receivables                                                18                     --
  Net reductions of  timber and timberlands                            --                     --
  Acquisition of property, plant and equipment                       (569)                (1,153)
  Net book value of retirements                                         7                    260
  Net book value of disposed idle assets                               --                    177
  Other investing activities                                           --                     58

                                                            --------------         --------------
     Cash from investing activities                                  (544)                  (658)
                                                            --------------         --------------

CASH FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                  106                     --
  Principal payments on long-term debt                                 --                   (901)
  Other assets                                                          5                    (87)
  Dividends paid on Preferred Stock                                    --                 (1,148)
  Issuance of common stock                                             --                      9
                                                            --------------         --------------
     Cash from financing activities                                   111                 (2,127)
                                                            --------------         --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      840                  1,577

CASH BALANCE AT BEGINNING OF PERIOD                                 2,131                  2,157
                                                            --------------         --------------
CASH BALANCE AT END OF PERIOD                               $       2,971          $       3,734
                                                            ==============         ==============

CASH PAID DURING THE PERIOD FOR:
  Interest                                                  $          10          $       2,056
  Income taxes                                              $         100          $          (2)

The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

         On September 27, 1999, TreeSource Industries, Inc. and certain of its wholly-owned subsidiaries ("the Company" or "TreeSource"), filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without Court approval.

         On October 28, 1999 the Company filed a Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court that, if confirmed, would result in the cancellation of the Company's current Common and Preferred Stock. Any value these equities might have would be eliminated if the proposed Plan is confirmed by the Court. The senior secured lenders, that have a secured interest in substantially all assets of the Company, would convert a portion of their debt into equity. Unsecured [trade] creditors would receive up to 90% of their claim based on the Company's estimate of its unsecured liabilities.

         In the opinion of management, the consolidated financial statements of TreeSource Industries, Inc. and subsidiaries presented herein, assuming continued operations under chapter 11, include all adjustments, which are solely of a normal recurring nature or related to the bankruptcy, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. Most obligations outstanding at the time of the chapter 11 filing have been reclassified as non-current liabilities under the caption "liabilities subject to compromise". No adjustments have been made to reflect any settlement of obligations resulting from the reorganization proceedings.

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

         Due to the filing for protection under chapter 11 of the Code, there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment related to the carrying value of assets or liabilities should the Company be unable to continue as a going concern.


NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):



                                     October 31, 1999     April 30, 1999
                                     ---------------     ---------------
         Logs                        $        7,277       $       6,649
         Lumber                               8,453               6,001
         Supplies and Other                   1,004               1,066
                                     ---------------     ---------------
                                     $       16,734       $      13,716
                                     ===============     ===============


NOTE 3 - STOCKHOLDERS' EQUITY

Stockholders' equity at October 31, 1999 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of October 31, 1999 the Company was in arrears on three consecutive quarterly dividend payments totaling approximately $1,586,000. In addition, because the Company filed for protection under chapter 11 of the U.S. Bankruptcy Code, the Company did not pay the quarterly dividend due November 30, 1999. This was the fourth consecutive dividend skipped by the Company.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,373,589 shares if the shares of Series B Preferred Stock remaining outstanding at October 31, 1999 were converted to Common Stock.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The calculations of net income (loss) per share for the three and six month periods ended October 31, 1999 and 1998 are summarized below (in thousands, except per-share data):

                                                          Three Months Ended October    Six Months Ended October 31,
                                                                      31,
                                                          --------------------------    ----------------------------
                                                              1999           1988            1999           1988
                                                          -----------    -----------    -----------     -----------
Net income (loss) applicable to common shareholders       $     (725)    $     (898)    $    5,621      $   (2,091)
                                                          ===========    ===========    ===========     ===========

Weighted average shares outstanding
     - Basic                                                  11,163         11,163         11,163          11,163

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                   --             --              212            --
     - Exercise of stock options                                --             --             --              --
                                                          -----------    -----------    -----------     -----------

Average number of shares and equivalents outstanding
     - Diluted                                                11,163         11,163         11,375          11,163
                                                          ===========    ===========    ===========     ===========

Net income (loss) per common share
     - Basic                                              $    (0.06)    $    (0.08)    $     0.50      $    (0.19)
                                                          ===========    ===========    ===========     ===========

     - Diluted                                            $    (0.06)    $    (0.08)    $     0.49      $    (0.19)
                                                          ===========    ===========    ===========     ===========


NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

         Under the Bankruptcy Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after the filing, while a fully-secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $407,000 was not accrued during the quarter ended October 31, 1999 as management believes these debts are under-secured. Amounts included under the caption "current borrowings" at October 31, 1999 represent draws on a line of credit that was established to provide additional liquidity during the reorganization process and the current portion of any long-term debt. The amounts are not subject to compromise.

         Amounts included under the caption "liabilities subject to compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at October 31, 1999 are the following (in thousands):
                                        October 31,
                                            1999
                                        -----------
         Trade, interest and
           other miscellaneous claims   $    7,752
         Secured notes                         261
         Unsecured notes                     1,007
         Senior secured debt                42,449
                                        -----------

                                        $   51,469
                                        ===========

         Unsecured and under-secured claims may be liquidated and discharged at less than their face value. It is impossible at this time to predict the actual amount of recovery that each creditor may realize, since the valuation of the Company's assets and its claims may be subject to adjustment as part of the bankruptcy proceedings.

         As a result of the chapter 11 proceedings, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their debt agreements. Acceleration of this debt is stayed subject to the chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the chapter 11 proceedings, unless ordered by the Court.

NOTE 6 - BORROWINGS

         Long-term borrowings and the Line of Credit consist of the following (in thousands):

                                                                      October 31,      April 30,
                                                                         1999             1999
                                                                     ------------     ------------
Senior secured debt, bearing interest at 10%; principal
payable in quarterly installments of $1,000,000
beginning March 15, 1999, and a final payment in
December 2004; secured by substantially all assets of
the Company.                                                         $    42,449      $    42,449

Secured notes, interest at 9% and 10%; payable on
various dates; secured by various assets.                                    261              359

Unsecured senior subordinated notes, net of discount
of $264 and $278 at October 31, 1999 and April 30, 1999,
respectively; 8% coupon, effective interest rate
of 13.3%; semi-annual interest payments
due each June 30 and December 31; principal due in
full June 30, 2005.                                                        1,007              993
                                                                     ------------     ------------
                                                                          43,717           43,801

Less debt subject to compromise                                          (43,717)               -
Less current maturities                                                        -          (43,474)
                                                                     ------------     ------------
                                                                     $         -      $       327
                                                                     ============     ============

         As discussed in Note 5, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their debt agreements as a result of the chapter 11 filing except for with respect to the $16 million debtor-in-possession working capital revolver. Acceleration of these debts is stayed subject to the chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the chapter 11 proceedings, unless ordered by the Court. All of the Company's borrowings, with the exception of any borrowings against the debtor-in-possession, have been reclassified to "liabilities subject to compromise".

         The Company obtained a debtor-in-possession secured revolving line of credit (the "Line of Credit") in October that matures upon the earliest of April 5, 2001 or the effective date of a final order of reorganization. The Line of Credit bears interest at a floating rate (8.25% as of October 31, 1999). Borrowings under the line fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The Line of Credit allows the Company to borrow from time to time up to $16 million, including up to $5 million of letters of credit. As of October 31, 1999 there were $190,000 in borrowings on the Line of Credit and $525,000 in letters of credit outstanding.

NOTE 7 - PROVISION FOR INCOME TAXES

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

                                           Six Months Ended October 31,
                                        -------------------------------
                                            1999                1998
                                        ------------        ------------
Income (loss) before income taxes       $      (625)        $     (943)
                                        ===========         ===========
Provision for income taxes (benefit):
   Federal                              $      100          $        --
   State                                        --                   --
                                        ------------        ------------
                                        $      100          $        --
                                        ===========         ===========

   Current                              $      100          $        --
   Deferred                                     --                   --
                                        ------------        ------------
                                        $      100          $        --
                                        ===========         ===========

         The Company's remaining adjusted NOL at April 30, 1999 was approximately $26 million for federal income tax and $24 million for state income tax purposes. These carry-forwards expire in 2007 and 2012, respectively. As discussed in Note 1, the Company has filed for voluntary reorganization under chapter 11 of the Code, which could impact the availability of the NOLs to be used to offset future income. The Company expects to utilize approximately $8 million of the available NOLs prior to emerging from bankruptcy. Due to potential significant limitations of the NOLs associated with the bankruptcy proceedings and potential reorganization plans, the Company has fully reserved for its available NOLs at October 31, 1999. During the current quarter, the Company has utilized its existing NOL to offset 90% of its current taxable income. The Company's tax expense relates to current year taxable income not available for offset by NOLs. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

         The average price of the industry benchmark green fir 2x4 standard and better lumber declined 17%, from $449 per unit, in the quarter ended July 31, 1999, to $374 per unit in the quarter ended October 31, 1999. The average price of the industry benchmark #2 fir saw log increased slightly from $627 to $631 per unit during the same periods. The decline in lumber prices, with no corresponding decrease in log costs, caused industry margins and TreeSource profits to decline in the quarter ended October 31, 1999 as compared to the quarter ended July 31, 1999. The Company's efforts to increase asset utilization and decrease costs by increasing the number of shifts operated at selected facilities is proving successful with lumber shipments up 11.4% in the quarter ended October 31, 1999 as compared to the same period in 1998.

         On September 27, 1999, the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code. The costs associated with the reorganization totaled $877,000 during the quarter ended October 31, 1999. Interest expense for the quarter was approximately $407,000 lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt but is required to accrue interest expense on claims which are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on all pre-petition debt as management believes the claims of all pre-petition debt holders are under-secured. (See Legal Proceedings.) The Company filed for reorganization in response to a protracted period of weak markets combined with the Company's high level of debt and preferred stock dividend obligations. The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating. The proposed plan, if confirmed, would result in the cancellation of the Company's current classes of common and preferred stock. Proceeds from the sale of assets will be used to pay down the secured debt and a significant portion of the debt would be converted to equity.

         On October 28, 1999, the Company filed a Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court that, if confirmed, would result in the cancellation of the Company's current Common and Preferred Stock. Any value these equities might have would be eliminated if the proposed Plan is confirmed by the Court. The senior secured lenders, that have a secured interest in substantially all assets of the

Company, would convert a portion of their debt into equity. Unsecured [trade] creditors would receive up to 90% of their claim based on the Company's estimate of its unsecured liabilities.

         In November, the Company auctioned the equipment at the Philomath and Sedro-Woolley mill sites. The assets had been previously written down and are included in the classification of "Assets held for sale" on the balance sheet. Proceeds from the sale of assets will be used to pay down the Company's secured debt. The Company has three properties and three other facilities currently held for sale of which one, Burke, is operating.

         The following table sets forth the percentages that certain expenses bear to net sales, and the period-to-period percentage change for each item:

                                          INCOME AND EXPENSE ITEMS AS                     PERCENTAGE
                                            A PERCENT OF NET SALES                    INCREASE (DECREASE)
                                   ------------------------------------------    ------------------------------
                                                                                 Three Months     Six Months
                                   Three Months Ended     Six Months Ended           Ended          Ended
                                       October 31,          October 31,            10/31/99        10/31/99
                                   -------------------- ---------------------
                                                                                      to              to
                                     1999       1998       1999       1998         10/31/98        10/31/98
                                   --------- ---------- ---------- ----------    ---------------- -------------
Net sales                          100.0  %   100.0  %   100.0  %   100.0  %             15.8  %       28.0  %
Cost of sales                       94.3       93.4       89.2       93.1                17.0          22.8
                                   -------   --------   --------   --------      --------------   -----------
Gross Profit                         5.6        6.6       10.8        6.9                (1.2)         98.2

Selling, general and
     Administrative expense          4.4        5.1        4.6        5.5                (0.2)          8.8
Reorganization charges               1.5        0.0        0.7        0.0                  NM            NM
                                   -------   --------   --------   --------      --------------   -----------

  Operating income (loss)           (0.3)       1.5        5.4        1.5              (121.5)        365.6

Interest expense                    (1.2)      (2.3)      (1.4)      (2.3)              (38.0)        (21.0)
Miscellaneous                        0.4        0.2        0.5       (0.1)              214.8        (786.0)
                                   -------   --------   --------   --------      --------------   -----------

Income (loss) before income taxes   (1.1)      (0.6)       4.5       (1.0)               92.9        (706.7)

Provision for income taxes (benefit) 0.2        0.0        0.1        0.0                  NM            NM
                                                                                 --------------   -----------
                                   -------   --------   --------   --------

Net income (loss)                   (1.2) %    (0.6) %     4.4  %    (1.0) %            123.8  %     (696.1) %
                                   =======   ========   ========   ========
NM - Not Meaningful
Note - percentages may not add due to rounding.


Comparison of Three Months Ended October 31, 1999 and 1998
----------------------------------------------------------

         Net sales for the three months ended October 31, 1999 increased $8.1 million (16%), as compared to the three months ended October 31, 1998. This increase was principally caused by an 11% increase in the weighted average net sales price and a 4% increase in lumber sales volume. Although the number of sawmills operated by the Company in the three months ended October 31, 1999 has decreased from the prior year, the Company's lumber shipments increased over the same period due to increases in productivity and the number of shifts operated at three facilities.

         Gross profit for the quarter ended October 31, 1999 was 5.6% of net sales, compared to 6.6% of net sales for the quarter ended October 31, 1998. Unit manufacturing costs in the three months ended October 31, 1999 increased 3.5% as compared to the three months ended October 31, 1998, primarily due to higher maintenance and repair costs at two facilities and a decrease in production volume at Pacific Hardwoods. The increase in repair and maintenance costs at selected facilities has resulted from the Company's efforts to decrease downtime and increase productivity at facilities that have deteriorated.

         Selling, general and administrative expenses for the quarter ended October 31, 1999 were almost unchanged from the quarter ended October 31, 1998. While a number of cost savings measures have been taken such as corporate staff reductions, reduction in office lease space, and the closure of certain facilities, the Company incurred approximately $225,000 in costs related to obtaining the debtor-in possession revolving working line of credit.

         Reorganization charges in the quarter ended October 31, 1999 are comprised primarily of fees for professional services related to the bankruptcy.

         As of October 31, 1999, the Company had available approximately $20.6 million and $18.6 million in net operating losses ("NOLs") for federal and state income tax purposes. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during both the quarters ended October 31, 1998 and 1999. The tax provision recorded for the quarter ended October 31, 1999 relates to expenses that cannot be offset by the NOLs. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Comparison of Six Months Ended October 31, 1999 and 1998
--------------------------------------------------------

         Net sales for the six months ended October 31, 1999 increased $27.7 million (28%), as compared to the six months ended October 31, 1998. This increase was principally caused by a 16% increase in the weighted average net sales price and 10% increase in lumber sales volume. Although the number of sawmills operated by the Company in the six months ended October 31, 1999 decreased as compared to the same period in the prior year, due to the closure of Pacific Softwoods, Philomath, and Sedro-Woolley, the Company's lumber shipments increased over the same period resulting from increases in productivity and the number of shifts operated at three facilities.

         Gross profit for the six months ended October 31, 1999 was 10.8% of net sales, compared to 6.9% of net sales for the six months ended October 31, 1998. Unit manufacturing costs in the six months ended October 31, 1999 decreased by 4% from costs in the six months ended October 31, 1998, primarily due to an increase in the hours of operation at several facilities and increases in productivity.

         Selling, general and administrative expenses for the six months ended October 31, 1999 increased by $474,000 as compared to the six months ended October 31, 1998. While a number of cost savings measures have been taken such as corporate staff reductions, reduction in office lease space, and the closure of certain facilities, these expenses increase primarily because the Company incurred approximately $225,000 in costs related to obtaining the debtor-in-possession revolving working line of credit and additional costs related to increased bonus expense due to the comparative increase in income between the two periods.

         Reorganization charges in the six months ended October 31, 1999 are comprised primarily of professional services related to the bankruptcy.

         As of October 31, 1999, the Company had available approximately $20.6 million and $18.6 million in net operating losses for federal and state income tax purposes. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the net operating losses generated during the six months ended October 31 for both 1998 and 1999. The tax provision recorded for the quarter ended October 31, 1999 relates to expenses that cannot be offset by the NOLs. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Liquidity and Capital Resources
-------------------------------

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and the revolving working line of credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders.

         Cash and cash equivalents increased by approximately $0.8 million during the six months ended October 31, 1999 to $3.0 million. During the same period, prepaid expenses increased $3.8 million primarily due to log purchase deposits. Approximately $1.3 million of cash was provided by operations including the increase in prepaid expenses and $3.0 million increase in inventories. To conserve cash prior to filing for reorganization, the Company has not paid interest or principal on its senior secured debt and subordinated debentures, or dividends on its Series A Preferred Stock since March 1999.

         The Company historically has not had a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In early October, in connection with filing for voluntary reorganization, the Company obtained a $16 million debtor-in-possession revolving working line of credit to provide for day to day liquidity and seasonal log inventory increases. As of October 31, 1999 there was a $190,000 loan balance on this line of credit.

         For fiscal year 2000, through October 31, 1999, the Company spent $0.6 million for capital improvements to its facilities. The Company had no material commitments for capital spending at October 31, 1999.

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

Factors Affecting  Forward-Looking Statements
---------------------------------------------

         The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: the outcome of the Company's filing for voluntary reorganization; the approval of the Company's plan of reorganization; adverse operating conditions; fluctuations in quarterly results; availability of logs; technological change; manufacturing risks; federal and state regulations; and the additional factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's annual report on Form 10-K for the year ended April 30, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its Trask River Lumber subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., v. WTD Industries, Inc., Trask River Lumber and Bruce L. Engel). The case is currently pending waiting class certification. Earlier settlement negotiations were unsuccessful.

         The Company and its Central Point Lumber subsidiary were named defendants in a claim for damages filed in Circuit Court of the State of Oregon for Jackson County on August 27, 1999. The plaintiff alleges retaliatory wrongful discharge and loss of wages as a result of filing a worker's compensation claim. (Donald D. Leiter II vs. TreeSource Industries, Inc. and Central Point Lumber).

Item 3.    Defaults Upon Senior Securities

           Due to the Company's inability to meet certain of its financial covenants and its filing for reorganization, the Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. On September 27, 1999 the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court of the Western District of Washington: In re TreeSource Industries, Inc., et al (Case 99-10932 and 99-10937 through 99-10961). As of November 30, 1999, the Company had not paid four consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $2,161,000, and is in arrears on payment of approximately $3,163,000 in interest and $3,000,000 in principal on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $179,000 in interest on its 8% unsecured senior notes as of November 30, 1999. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt but is required to accrue interest expense on claims which are, in the opinion of management, fully-secured. No interest expense has been recorded since September 27, 1999 on all pre-petition debt as management believes the claims of all pre-petition debt holders are under-secured.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The Index to Exhibits is located on page 22.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended October 31, 1999.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   TreeSource Industries, Inc.
                                   ----------------------------------
                                   (Registrant)


                                   /s/ Jess R. Drake
                                   ----------------------------------
                                   Jess R. Drake
                                   President


                                   /s/ Robert W. Lockwood
                                   ----------------------------------
                                   Robert W. Lockwood
                                   Vice President - Finance







December 7, 1999

                           TreeSource Industries, Inc.

                                Index to Exhibits


                                                                                  Sequential
                                                                                     Number
                                                                                     System
                                                                                       Page
                                                                                     Number

3.1 Fourth Restated Articles of Incorporation of Registrant adopted effective November 27, 1992, as amended(1)

3.2           Second Restated Bylaws of the Registrant adopted effective
              November 27, 1992(2)

4.1           Debtor-in-Possession Credit Agreement dated as of October 5, 1999,
              Between Registrant and General Electric Capital Corporation.

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