Form 10-Q
period 2000-01-31
WTD INDUSTRIES INC
filed 2000-03-15
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended January 31, 2000.

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


         10260 S.W. Greenburg Road, Suite 900, Portland, Oregon 97223
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)   (503) 246-3440
                                                     ----------------

         Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         The number of shares outstanding of Registrant's Common Stock, no par value, at March 8, 2000 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.

                                     INDEX
                                                                        Page
                                                                       Number
                                                                       ------

PART I.  FINANCIAL INFORMATION..............................................3

Item 1.    Financial Statements.............................................3

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................14

PART II. OTHER INFORMATION.................................................19

Item 1.    Legal Proceedings...............................................19

Item 3.    Defaults Upon Senior Securities.................................19

Item 6.    Exhibits and Reports on Form 8-K................................20

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                                                 THREE MONTHS                NINE MONTHS
                                                                    ENDED                       ENDED
                                                                  JANUARY 31,                 JANUARY 31,
                                                            ------------------------    ------------------------
                                                               2000          1999          2000          1999
                                                            ----------    ----------    ----------    ----------
NET SALES                                                   $  59,546      $ 44,257      $186,148     $ 143,158

COST OF SALES                                                  58,088        43,273       171,079       135,307
                                                            ----------    ----------    ----------    ----------
GROSS PROFIT                                                    1,458           984        15,069         7,851

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                       2,411         2,560         8,276         7,952
REORGANIZATION CHARGES                                            942            --         1,819            --
                                                            ----------    ----------    ----------    ----------
OPERATING INCOME (LOSS)                                        (1,895)       (1,576)        4,974          (101)

OTHER INCOME (EXPENSE)
     Interest expense                                             (93)       (1,143)       (1,926)       (3,461)
     Miscellaneous                                                450           (80)        1,135          (180)
                                                            ----------    ----------    ----------    ----------

                                                                  357        (1,223)         (791)       (3,641)
                                                            ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                              (1,538)       (2,799)        4,183        (3,742)

PROVISIONS FOR INCOME TAXES (BENEFIT)                              --          (117)          100          (117)
                                                            ----------    ----------    ----------    ----------

NET INCOME (LOSS)                                              (1,538)       (2,682)        4,083        (3,625)

PREFERRED DIVIDENDS                                                --           540            --         1,688
                                                            ----------    ----------    ----------    ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                                    $  (1,538)    $  (3,222)    $   4,083     $  (5,313)
                                                            ==========    ==========    ==========    ==========


NET INCOME (LOSS) PER COMMON SHARE

   - BASIC                                                     ($0.14)       ($0.29)        $0.37        ($0.48)
                                                               =======       =======        =====        =======



   - DILUTED                                                   ($0.14)       ($0.29)        $0.37        ($0.48)
                                                               =======       =======        =====        =======

The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)


                                                                   JANUARY 31,         APRIL 30,
                                                                      2000               1999
                                                                 -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                                     $      2,777       $      2,131
   Restricted cash                                                      1,424                --
   Accounts receivable, net                                            14,015             10,210
   Inventories                                                         22,499             13,716
   Prepaid expenses                                                     7,173              1,320
   Income tax refund receivable                                            70                 70
   Deferred tax asset                                                     750                750
   Assets held for sale                                                 6,019              7,749
   Timber, timberlands and timber-related assets                        1,951              2,190

                                                                 -------------      -------------
      Total current assets                                             56,678             38,136


NOTES AND ACCOUNTS RECEIVABLE                                               5                 27

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                 1,527              1,527
   Buildings and improvements                                           8,528              8,287
   Machinery and equipment                                             47,994             47,462
                                                                 -------------      -------------

                                                                       58,049             57,276
      Less reserve for impairment                                         941                941
      Less accumulated depreciation                                    44,044             41,116

                                                                 -------------      -------------
                                                                       13,064             15,219
   Construction in progress                                               694                324

                                                                 -------------      -------------
                                                                       13,758             15,543

OTHER ASSETS                                                            1,222              1,281

                                                                 -------------      -------------
                                                                 $     71,663       $     54,987
                                                                 =============      =============






The accompanying notes are an integral part of these consolidated financial statements.



                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)



                                                                   JANUARY 31,         APRIL 30,
                                                                      2000               1999
                                                                 -------------      -------------
CURRENT LIABILITIES
   Accounts payable                                              $     10,786       $     10,830
   Accrued expenses                                                     7,401              7,744
   Timber contracts payable                                               222                428
   Current borrowings                                                   6,817             43,474

                                                                 -------------      -------------
      Total current liabilities                                        25,226             62,476

LONG-TERM DEBT, less current maturities                                   203                327

LIABILITIES SUBJECT TO COMPROMISE                                      49,967                 --

COMMITMENTS AND CONTINGENCIES                                              --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                              20,688             20,688
     Series B, 6,111 shares outstanding                                   333                333
  Common Stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding                                 28,761             28,761
  Additional paid-in capital                                               15                 15
  Retained deficit                                                    (53,530)           (57,613)

                                                                 -------------      -------------
                                                                       (3,733)            (7,816)

                                                                 -------------      -------------
                                                                 $     71,663       $     54,987
                                                                 =============      =============











The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                 NINE MONTHS ENDED JANUARY 31,
                                                               ---------------------------------
                                                                    2000             1999
                                                               -------------     -------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $      4,083      $     (3,625)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Loss on sale of assets                                              147                --
    Depreciation, depletion and amortization                          3,242             3,098
    Deferred income tax                                                  --                --
    Impairment Loss
    Accounts receivable                                              (3,805)            1,963
    Inventories                                                      (8,775)            3,218
    Prepaid expenses                                                 (5,853)             (455)
    Timber, timberlands and timber-related assets - current              33             2,118
    Payables and accruals                                             5,863            (1,793)
    Income taxes                                                         --              (236)

                                                               -------------     -------------
     Cash from operating activities                                  (5,065)            4,288
                                                               -------------     -------------
CASH FROM INVESTING ACTIVITIES:
  Notes and accounts receivable                                          22                --
  Acquisition of property, plant and equipment                       (1,389)           (2,089)
  Proceeds from the sale of fixed assets                              1,583                --
  Net book value of retirements                                          --               268
  Net book value of disposed idle assets                                 --               177
  Other investing activities                                             --                60

                                                               -------------     -------------
     Cash from investing activities                                     216            (1,584)
                                                               -------------     -------------

CASH FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                  6,936                --
  Principal payments on long-term debt                                   --            (1,577)
  Other assets                                                         (17)              (294)
  Dividends paid on Preferred Stock                                       --           (1,671)
  Issuance of common stock                                                --                9

                                                               -------------     -------------
     Cash from financing activities                                   6,919            (3,533)
                                                               -------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,070              (829)

CASH BALANCE AT BEGINNING OF PERIOD                                   2,131             2,157

                                                               -------------     -------------
CASH BALANCE AT END OF PERIOD                                  $      4,201      $      1,328
                                                               =============     =============

CASH PAID DURING THE PERIOD FOR:
  Interest                                                     $        147      $      3,195
  Income taxes                                                 $        100      $         (2)



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

         On October 28, 1999 the Company filed a Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that, if confirmed, would result in the cancellation of the Company's current classes of common and preferred stock. Any value these equities might have would be eliminated if the proposed Plan is confirmed by the Court. The senior secured lenders that have a secured interest in substantially all assets of the Company will convert a portion of their debt into equity. Unsecured trade creditors would receive up to 90% of their claims based on the Company's estimate of its unsecured liabilities.

         In the opinion of management, the consolidated financial statements of TreeSource Industries, Inc. and subsidiaries presented herein, assuming continued operations under chapter 11 , include all adjustments, which are solely of a normal recurring nature or related to the bankruptcy, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. Most obligations outstanding at the time of the chapter 11 filing have been reclassified as non-current liabilities under the caption "Liabilities Subject to Compromise". No adjustments have been made to reflect any settlement of obligations resulting from the reorganization proceedings.

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

         Restricted cash represents proceeds from the sale of certain assets that would normally be remitted to the secured lenders to pay down debt. Because of the bankruptcy filing, these funds cannot be paid until the Court approves such payment.

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


NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                             January 31,        April 30,
                                                2000              1999
                                            ------------      ------------
         Logs                               $    10,997       $     6,649
         Lumber                                  10,417             6,001
         Supplies and Other                       1,085             1,066
                                            ------------      ------------
                                            $    22,499       $    13,716
                                            ============      ============


NOTE 3 - STOCKHOLDERS'  EQUITY

Stockholders' equity at January 31, 2000 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of January 31, 2000 the Company was in arrears on four consecutive quarterly dividend payments totaling approximately $2,147,000. In addition, because the Company filed for protection under chapter 11 of the Code, the Company did not pay the quarterly dividend due February 29, 2000. This was the fifth consecutive dividend payment skipped by the Company.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,373,589 shares if the shares of Series B Preferred Stock remaining outstanding at January 31, 2000 were converted to Common Stock.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The calculations of net income (loss) per share for the three and nine-month periods ended January 31, 2000 and 1999 are summarized below (in thousands, except per-share data):

                                                           Three Months Ended              Nine Months Ended
                                                               January 31,                     January 31,
                                                       --------------------------      --------------------------
                                                          2000            1999            2000            1999
                                                       ----------      ----------      ----------      ----------
Net income (loss) applicable to common
shareholders                                           $  (1,538)      $  (3,222)      $   4,083       $  (5,313)
                                                       ==========      ==========      ==========      ==========

Weighted average shares outstanding
     - Basic                                              11,163          11,163          11,163          11,163

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                --              --              --               --
     - Exercise of stock options                             --              --              --               --
                                                       ----------      ----------      ----------      ----------

Average number of shares and equivalents outstanding
     - Diluted                                            11,163          11,163          11,163          11,163
                                                       ==========      ==========      ==========      ==========

Net income (loss) per common share
     - Basic                                           $   (0.14)      $   (0.29)      $    0.37       $   (0.48)
                                                       ==========      ==========      ==========      ==========

     - Diluted                                         $   (0.14)      $   (0.29)      $    0.37       $   (0.48)
                                                       ==========      ==========      ==========      ==========

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

         Under the Bankruptcy Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after the filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $1,131,000 was not accrued during the quarter ended January 31, 2000 as management believes these debts are under-secured. Amounts included under the caption "Current Borrowings" at January 31, 2000 represent draws on a line of credit that was established to provide additional liquidity during the reorganization process. These amounts are not subject to compromise.

         Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at January 31, 2000 are the following (in thousands):
                                                     January 31,
                                                         2000
                                                   -----------------
         Trade, interest and
               other miscellaneous claims          $         6,250
         Secured notes                                         261
         Unsecured notes                                     1,007
         Senior secured debt                                42,449
                                                   -----------------
                                                   $        49,967
                                                   =================

         Unsecured and under-secured claims may be liquidated and discharged at less than their face value. It is impossible at this time to predict the actual amount of recovery that each creditor may realize, since the valuation of the Company's assets and its claims may be subject to adjustment as part of the bankruptcy proceedings.

         As a result of the chapter 11 proceedings, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their debt agreements. Acceleration of this debt is stayed subject to the chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the proceedings, unless ordered by the Court.

NOTE 6 - BORROWINGS
         Long-term borrowings and the Line of Credit consist of the following (in thousands):

                                                                   January 31,         April 30,
                                                                      2000               1999
                                                                 --------------     --------------
Senior secured debt, bearing interest at 10%; principal
payable in quarterly installments of $1 million beginning
March 15, 1999, and a final payment in December 2004;
secured by substantially all assets of the Company.              $      42,449      $      42,449

Secured notes, interest at 9% and 10%; payable on
various dates; secured by various assets.                                  261                359

Unsecured senior subordinated notes, net of discount
of $264 and $278 at January 31, 2000 and April 30, 1999,
respectively; 8% coupon, effective interest rate of 13.3%;
semi-annual interest payments due each June 30 and December
31; principal due in full June 30, 2005.                                 1,007                993

Obligations under capital leases                                           258                  -
                                                                 --------------     --------------
                                                                        43,975             43,801

Less debt subject to compromise                                       (43,717)                  -
Less current maturities                                                   (55)           (43,474)
                                                                 --------------     --------------
                                                                 $         203      $         327
                                                                 ==============     ==============

         As discussed in Note 5, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their debt agreements as a result of the chapter 11 filing, except for with respect to the $16 million debtor-in-possession working capital revolver. Acceleration of these debts is stayed subject to the chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the chapter 11 proceedings, unless ordered by the Court. All of the Company's borrowings, with the exception of any borrowings against the debtor-in-possession, have been reclassified to "Liabilities Subject to Compromise".

         The Company obtained a debtor-in-possession secured revolving line of credit (the "Line of Credit") in October that matures upon the earliest of April 5, 2001 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The weighted average rate of interest on outstanding short term borrowings on the Line of Credit is 8.5%. Borrowings under the Line fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The Line of Credit allows the Company to borrow from time to time up to $16 million, including up to $5 million of letters of credit. As of January 31, 2000 there were $6,762,000 in borrowings on the Line of Credit and $2,685,000 in letters of credit outstanding.

NOTE 7 - PROVISION  FOR INCOME  TAXES

The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (NOL) carry-forwards.

The federal and state income tax provision consists of the following (in thousands):

                                         Nine Months Ended January 31,
                                         -----------------------------
                                            2000               1999
                                         ---------          ---------
Income (loss) before income taxes        $   4,183          $ (3,742)
                                         =========          =========
Provision for income taxes (benefit):
   Federal                               $    100           $     (5)
   State                                       --               (112)
                                         ---------          ---------
                                         $    100           $   (117)
                                         =========          =========

   Current                               $    100           $   (117)
   Deferred                                    --                 --
                                         ---------          ---------
                                         $    100           $   (117)
                                         =========          =========

         The Company's remaining adjusted NOL at April 30, 1999 was approximately $26 million for federal income tax and $24 million for state income tax purposes. These carry-forwards expire in 2007 and 2012, respectively. As discussed in Note 1, the Company has filed for voluntary reorganization under chapter 11 of the Code, which could impact the availability of the NOLs to be used to offset future income. The Company expects to utilize approximately $8 million of the available NOLs prior to emerging from bankruptcy due to debt forgiveness and the conversion of debt to equity proposed in the plan of reorganization. Due to potential significant limitations of the NOLs associated with the bankruptcy proceedings and potential reorganization plans, the Company has fully reserved for its available NOLs at January 31, 2000. The Company's tax expense relates to current year taxable income not available for offset by NOLs. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

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

         The average price of the industry benchmark green fir 2x4 standard and better lumber declined 2%, from $374 per unit in the quarter ended October 31, 1999, to $368 per unit in the quarter ended January 31, 2000. The average price of the industry benchmark #2 fir saw log increased from $631 to $637 per unit during these periods. The decline in lumber prices with an increase in log costs caused industry margins and TreeSource profits to decline in the quarter ended January 31, 2000, as compared to the quarter ended October 31, 1999. The Company has increased the number of shifts at selected facilities resulting in increased asset utilization and operating efficiencies. Lumber shipments in the quarter ended January 31, 2000 are up 2% from the previous quarter and up 19% from the same period in 1999.

         On September 27, 1999, the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code. The costs associated with the reorganization totaled $942,000 during the quarter ended January 31, 2000. Interest expense for the quarter was approximately $1,131,000 lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are undersecured. (See "Legal Proceedings"). The Company filed for reorganization in response to a protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations. The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating.

         On October 28, 1999, the Company filed a Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court that, if confirmed, will result in the cancellation of the Company's current classes of common and preferred stock and eliminate any remaining value in these equity securities. The Company's senior secured lenders have a security interest in substantially all assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. Unsecured trade creditors would receive up to 90% of their claims based on the Company's estimate of its unsecured liabilities. The percentage paid on unsecured claims depends on a number of factors, including claim estimates and the outcome of current and potential legal proceedings. Distributions that may be due to holders of the Company's senior unsecured notes would be remitted to holders of Series A preferred stock per the terms of the senior unsecured notes. The Company plans to file an amendment to the Plan.

         In November, the Company auctioned the equipment at the Philomath and Sedro-Woolley mill sites. The assets that were sold in this auction had been previously written down and are included in the classification of "Assets held for sale" on the balance sheet. Proceeds from the sale of assets totaling approximately $1,424,000 have been placed in a separate account and classified as "restricted cash" on the balance sheet. If the Company's Plan is approved, proceeds from sales of the assets classified as "Assets held for sale" on the balance sheet will be remitted to the Company's pre-petition secured debt holders. The Company has three properties and three other facilities currently held for sale of which one, Burke, is operating.

         The following table sets forth the percentages that certain expenses bear to net sales, and the period-to-period percentage change for each item:

                                          INCOME AND EXPENSE ITEMS AS                  PERCENTAGE
                                            A PERCENT OF NET SALES                 INCREASE (DECREASE)
                                   --------------------------------------------------------------------------
                                                                             Three Months     Nine Months
                                   Three Months Ended    Nine Months Ended       Ended           Ended
                                       January 31,          January 31,         1/31/00         1/31/00
                                   -------------------- ---------------------
                                                                                  to               to
                                     2000       1999       2000       1999      1/31/99         1/31/99
                                   --------- ---------- ---------- --------  --------------   -------------
Net sales                          100.0 %    100.0 %    100.0 %    100.0 %          34.5 %          30.0 %
Cost of sales                       97.6       97.8       91.9       94.5            34.2            26.4
                                   -------   --------   --------   --------  --------------   -------------
Gross Profit                         2.4        2.2        8.1        5.5            48.2            91.9

Selling, general and
     Administrative expense          4.0        5.8        4.4        5.6            (5.8)            4.1
Reorganization charges               1.6        0.0        1.0        0.0              NM              NM
                                   -------   --------   --------   --------  --------------   -------------

  Operating income (loss)           (3.2)      (3.6)        2.7        0.1            20.2        (5,024.8)

Interest expense                    (0.2)      (2.6)       (1.0)      (2.4)          (91.9)          (44.4)
Miscellaneous                        0.8       (0.2)        0.6       (0.1)         (662.5)         (730.6)
                                   -------   --------   --------   --------  --------------   -------------

Income (loss) before income taxes   (2.6)      (6.3)        2.2       (2.6)           45.1          (211.8)

Provision for income taxes
(benefit)                            0.0       (0.3)        0.1       (0.1)         (100.0)          (185.5)
                                   -------   --------   --------   --------  --------------   -------------

Net income (loss)                   (2.6) %    (6.1) %      2.2 %     (2.5) %         42.7 %         (212.6) %
                                   =======   ========   ========   ========
NM - Not Meaningful
Note - percentages may not add due to rounding.


Comparison  of Three  Months  Ended  January 31, 2000 and 1999
--------------------------------------------------------------

         Net sales for the three months ended January 31, 2000 increased $15.3 million (35%), as compared to the three months ended January 31, 1999. This increase was principally caused by an 19% increase in lumber sales volume and a 13% increase in the weighted average net lumber sales price. The Company has increased sales volume by increasing asset utilization and decreasing costs through an increase in the number of shifts operated at selected facilities.

         Gross profit for the quarter ended January 31, 2000 was 2.4% of net sales, compared to 2.2% of net sales for the quarter ended January 31, 1999. Unit manufacturing costs in the three months ended January 31, 2000 decreased 7% as compared to the three months ended January 31, 1999, primarily due to increased production volume resulting from an increase in the number of shifts operated at certain facilities. Repair and maintenance costs at selected facilities have increased due to the Company's efforts to decrease downtime and increase productivity at facilities that have deteriorated.

         Selling, general and administrative expenses for the quarter ended January 31, 2000 decreased by (6%) as compared to the quarter ended January 31, 1999, excluding reorganization charges. This decrease has resulted from the implementation of a number of cost savings measures, such as corporate staff reductions, reduction in office lease space, and the closure of certain facilities.

         Reorganization charges for the quarter ended January 31, 2000 are comprised primarily of fees for professional services related to the bankruptcy.

         As of January 31, 2000, the Company had available approximately $26 million and $24 million, respectively, in net operating losses ("NOLs") for federal and state income tax purposes. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the three months ended January 31 for both 1999 and 2000. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Comparison of Nine Months Ended January 31, 2000 and 1999
---------------------------------------------------------

         Net sales for the nine months ended January 31, 2000 increased $43 million (30%), as compared to the nine months ended January 31, 1999. This increase was principally caused by a 15% increase in the weighted average net lumber sales price and a 13% increase in lumber sales volume. The Company has increased sales volume by increasing asset utilization and decreasing costs through an increase in the number of shifts operated at selected facilities.

         Gross profit for the nine months ended January 31, 2000 was 8.1% of net sales, compared to 5.5% of net sales for the nine months ended January 31, 1999. Unit manufacturing costs in the nine months ended January 31, 2000 decreased by 3% from costs in the nine months ended January, 1999, primarily due to an increase in the hours of operation at several facilities and increases in productivity.

         Selling, general and administrative expenses for the nine months ended January 31, 2000 increased by $324,000 as compared to the nine months ended January 31, 1999. This increase consisted primarily of $275,000 in costs related to obtaining the debtor-in-possession revolving working line of credit and additional costs related to increased bonus expense due to the comparative increase in income between the two periods, partially offset by a number of cost savings measures have been taken such as corporate staff reductions, reduction in office lease space, and the closure of certain facilities.

         Reorganization charges in the nine months ended January 31, 2000 are comprised primarily of professional services related to the bankruptcy.

         As of January 31, 2000, the Company had available approximately $26 million and $24 million, respectively, in NOLs for federal and state income tax purposes. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the net operating income and loss, respectively, generated during the nine months ended January 31, 1999 and 2000. The tax provision recorded for the nine months ended January 31, 2000 relates to expenses that cannot be offset by the NOLs. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Liquidity and Capital Resources
-------------------------------

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and the revolving working line of credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires May 1, 2000. If the Company is unable to either confirm a plan of reorganization or obtain a new cash collateral order by May 1, 2000, the Company may not be able to meet its short term liquidity needs. The Company's pre-petition senior secured creditors have already agreed to one such new cash collateral order during these bankruptcy proceedings.

         Cash and cash equivalents increased by approximately $0.6 million during the nine months ended January 31, 2000, to $2.7 million, excluding $1.4 million in restricted cash generated from the sale of certain assets. Approximately $5.1 million of cash was used for operations, including prepaid expenses, which increased by $5.9 million, primarily due to log purchase deposits and increased inventory levels. Inventory levels have increased $8.8 million since the beginning of the year, with most of the increase occurring over the past four months, due to a strategy of increasing log inventories during the winter months to reduce the risk of production downtime. The increase in payables and accruals by $5.9 million during this period includes $6.3 million in pre-petition unsecured accounts payable and accrued interest for which payment was stayed by the chapter 11 filing. To conserve cash prior to filing for reorganization, the Company has not paid interest or principal on its senior secured debt and subordinated debentures, or dividends on its Series A Preferred Stock since March 1999.

         The Company historically has not had a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In early October, in connection with filing for voluntary reorganization, the Company obtained a $16 million debtor-in-possession revolving working line of credit to provide for day-to-day liquidity and seasonal log inventory increases. As of January 31, 2000 there was a $6.8 million loan balance on this line of credit.

         For the nine months ended January 31, 2000, the Company spent $1.4 million for capital improvements to its facilities. The Company had no material commitments for capital spending at January 31, 2000.

         The Company does not invest in market risk sensitive instruments.


Factors Affecting  Forward-Looking Statements
---------------------------------------------

         The  statements  contained  in this report that are not  statements  of historical  fact and may  include  forward-looking  statements  (as  defined  in
Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: the outcome of the Company's filing for voluntary reorganization; the approval of the Company's plan of reorganization; adverse operating conditions; fluctuations in quarterly results; availability of logs; technological change; manufacturing risks; federal and state regulations; and the additional factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's annual report on Form 10-K for the year ended April 30, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its Trask River Lumber subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., v. WTD Industries, Inc., Trask River Lumber and Bruce L. Engel). The case is currently proceeding and notice to potential members of the collective class has been authorized.

         The Company and its Central Point Lumber subsidiary were named defendants in a claim for damages filed in Circuit Court of the State of Oregon for Jackson County on August 27, 1999. The plaintiff alleges retaliatory wrongful discharge and loss of wages as a result of filing a worker's compensation claim. (Donald D. Leiter II vs.TreeSource Industries, Inc. and Central Point Lumber).

         The Company was named as a defendant in a claim for damages filed in U.S. District Court for Eastern District of Louisiana on January 26, 2000. The plaintiff is an employee of one of the Company's customers who alleges that he was injured while unloading a box car of lumber. (Alvin Robertson vs. TreeSource Industries, Inc., et al.). This action is currently stayed due to the Company's chapter 11 filing. The suit is being defended by the Company's insurance carrier.


Item 3.           Defaults Upon Senior Securities

           Due to the Company's inability to meet certain of its financial covenants and its filing for reorganization, the Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. On September 27, 1999 the Company filed for voluntary reorganization under of the U.S. Bankruptcy Code in the U.S. District Court of the Western District of
Washington: In re TreeSource Industries, Inc., et al (Case Nos. 99-10932 and 99-10937 through 99-10961). As of March 8, 2000, the Company had not paid five consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $2,718,000, and is in arrears on payment of approximately $3,117,000 in interest and $4,000,000 in principal on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $240,000 in interest on its 8% unsecured senior notes as of March 8, 2000. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the pre-petition senior secured debt or unsecured senior subordinated debt, because management believes the claims of these debt holders are under-secured.

Item 6.           Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The Index to Exhibits is located on page 22.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended January 31, 2000.

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






                                              TreeSource Industries, Inc.
                                              ---------------------------
                                              (Registrant)


                                              /s/ Jess R. Drake
                                              ---------------------------
                                              Jess R. Drake
                                              President


                                              /s/ Robert W. Lockwood
                                              ---------------------------
                                              Robert W. Lockwood
                                              Vice President - Finance







March 14, 2000

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