Form 10-K
period 2000-04-30
WTD INDUSTRIES INC
filed 2000-07-26
CIK 797543

TREESOURCE INDUSTRIES, INC.

    United States Securities and Exchange Commission, Washington, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                   Commission file number
April 30, 2000                              0-16158

TREESOURCE INDUSTRIES, INC., formerly WTD Industries, Inc.
(Exact name of registrant as specified in its charter)

Oregon                                      93-0832150
(State of Incorporation)                    (I.R.S. Employer Identification No.)

10260 S.W. Greenburg Road, Suite 900        Registrant's telephone number,
Portland, Oregon 97223                      including area code: (503) 246-3440
(Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)

--------------------------------------------------------------------------------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---

         State  the  aggregate   market  value  of  the  Common  Stock  held  by
non-affiliates of the registrant, as of July 12, 2000: $523,539.

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of July 12, 2000: Common Stock, no par value:
11,162,874.

                           FORM 10-K TABLE OF CONTENTS
Item No.                                                             Page No.

PART I                                                                      3

Item 1.        BUSINESS                                                     3

Item 2.        PROPERTIES                                                   7

Item 3.        LEGAL PROCEEDINGS                                            8

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          8

PART II                                                                     9

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                  9

Item 6.        SELECTED FINANCIAL DATA                                     10

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         11

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 18

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                         18

PART III                                                                   19

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          19

Item 11.       EXECUTIVE COMPENSATION                                      21

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                  28

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              29

PART IV                                                                    30

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K                                                 30
               (a) (1)    Financial Statements                             30
               (a) (2)    Financial Statement Schedules                    30
               (a) (3)    Exhibit Index                                    30
               (b)        Reports on Form 8-K                              36

                                     PART I

Item 1.  BUSINESS

The Company
-----------

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

Reorganization of the Company
-----------------------------

         During the third quarter of fiscal 1998, demand by Asia for wood products declined dramatically causing lumber prices in North America to decline. Lumber markets remained weak through the third quarter of fiscal 1999. The Company incurred significant losses as a result of this protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations, and failed to generate sufficient cash from operations to enable the Company to pay its commitments and continue operating.

         In response to this situation, on September 27, 1999 the Company filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without Court approval.

         On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that, if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of issues, including the resolution of disputed claims. Based on the Company's estimates of its unsecured claims, unsecured creditors would receive up to 90% of their claims under the Plan. On May 17, the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to current lumber market conditions. The Company may, at its option, further amend or withdraw the Plan.

         During fiscal 2000 the equipment at the Philomath and Sedro-Woolley facilities was auctioned and the land is currently being prepared for sale. The Company also continues to hold for sale the assets of Burke Lumber Co., Midway Engineering, and Pacific

Softwoods. These assets are classified as "Assets Held for Sale" and are carried at management's estimate of their net realizable value.


Products and Markets
--------------------

         Softwood Lumber
         ---------------

         The Company manufactures a variety of softwood lumber products, predominantly from Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 89% of net sales in fiscal 2000, 87% of net sales in fiscal 1999, and 89% of net sales in fiscal 1998.

         The Company sells softwood lumber to a large number of customers, primarily distribution centers and wholesalers and directly to large retailers. Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

         Other Products
         --------------

         The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 7% of net sales in fiscal 2000, 8% of net sales in fiscal 1999, and 7% of net sales in fiscal 1998.

Distribution and Marketing
--------------------------

         The Company markets, distributes, and arranges transportation for its lumber products through its wholly owned subsidiary and sales agent, TreeSource Industries, Inc. Through its centralized sales function, the Company coordinates the production capabilities of individual mills to meet a broad range of customer needs. TreeSource sells primarily through telephone contacts from its office in Portland, Oregon.

         Shipments of wood products are generally made by rail or truck directly from the mill. Exports do not represent a material portion of the Company's net sales.

         The Company does not attempt to accumulate a large backlog of orders. TreeSource's general practice is to maintain an order file ranging from about one to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at both April 30, 2000 and 1999 was $8 million. Backlog on any particular date may not be indicative of the Company's average backlog, net sales, or the backlog for any succeeding period.

         No single customer accounted for as much as 10% of the Company's net sales during fiscal 2000. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

Timber Supply
-------------

         The Company has historically purchased timber and logs in sufficient quantities to match only the current operating requirements of its mills. During the past year the Company generally increased the quantity of logs held in inventory pursuant to its revised procurement strategy to allow it to maintain timber and log supplies to assure reasonably uninterrupted mill production during periods of inclement weather and changes in local log market conditions. The goal of the strategy is to allow mills to increase their hours of operation, more effectively manage both the price and quality of log purchases during periods of tight supply, and maintain more stable operating costs.

         Timber and logs comprise the majority of the cost of products sold by the Company. The Company relies mainly on open market log purchases to supply its raw material needs. It also purchases timber-cutting contracts ("timber contracts") and has historically obtained logs to a minor extent from its own fee timberlands. At April 30, 2000, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, public timber contracts and fee timberlands, and total log footage required:

         Year Ended    Open      Timber     Fee         Log
          April 30,   Market   Contracts   Timber   Requirements
         ----------   ------   ---------   ------   ------------
            1995        95%        5%          --   317,100 MBF
            1996        94%        5%         1%    228,162 MBF
            1997        94%        5%         1%    320,507 MBF
            1998        94%        6%          --   284,300 MBF
            1999        94%        5%         1%    233,501 MBF
            2000        96%        4%         --    279,670 MBF

MBF - Thousand Board Feet

         During fiscal years 1995 through 1999, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. In the latter half of fiscal 1999 and the first quarter of fiscal 2000, three mills were moved to a two-shift operating basis, increasing their annual log consumption. The ability to maintain the present level of operations at the Company's mills depends on a continuing supply of logs from these private sources.

         The availability and cost of timber and logs have been, and should continue to be, influenced by a variety of factors, including demand by domestic and export competitors, the environmental and harvest policies of federal and state agencies, and in the long term, the acreage of commercial timber land. For further discussion of current industry conditions relating to timber supply, see the section titled "Factors Affecting Forward-Looking Statements--Availability of Logs".

Employees
---------

         The Company and its subsidiaries had approximately 950 employees at July 12, 2000. The Company uses bonus programs to motivate its employees. See
Note 10 to Consolidated Financial Statements.

Environmental Regulation
------------------------

         The Company is subject to federal, state, and local pollution control regulations, including those regulating air, water, and noise pollution, that have required, and are expected to continue to require, operating and capital expenditures. During fiscal 2000, the Company incurred expenditures of approximately $433,000 for environmental protection measures. Expenditures are projected to be approximately $900,000 for each of fiscal 2001 and 2002, including costs to remediate the properties at Sedro-Woolley, Washington, and Philomath, Oregon in preparation for sale. Additional expenditures will be necessary to remediate other sites in preparation for sale. Such amounts cannot be estimated at this time and may be material. Various regulations regarding air and water emissions and disposal or landfill of log yard debris may require material expenditures in the future. See "Factors Affecting Forward-Looking Statements--Federal and State Regulations".

Industry Conditions
-------------------

         The United States lumber industry is highly sensitive to the condition of the nation's economy and tends to experience poor financial results during general economic downturns. Although sales traditionally increase in the spring and summer months and decline during the fall and winter months in response to seasonal building construction cycles, such seasonal patterns are sometimes absent. During fiscal 1998, the advent of the Asian financial crisis negatively impacted the industry and the Company. Demand for lumber exports to Asia decreased significantly. Manufacturers in North America that had been producing for the export lumber market converted production to supply the U.S. market, which caused an oversupply of lumber. The resulting oversupply placed strong downward pressure on lumber prices for most of fiscal 1998 and fiscal 1999, despite reasonable interest rates and strong construction activity in the United States.

         Lumber market conditions improved dramatically in late fiscal 1999 and through the first quarter of fiscal 2000 as construction activity continued to be strong. By the second quarter of fiscal 2000 lumber prices began to decline as mills increased production and by the third quarter of fiscal 2000 lumber prices had returned to the low levels experienced in fiscal 1998. The general seasonal spring lumber market upturn did not occur during the fourth quarter of fiscal 2000 as lumber supply remained greater than lumber demand.

         Wood chip demand and prices are determined by conditions in the global pulp and paper industry and generally are not affected by seasonal business cycles. During fiscal 2000, demand for pulp and paper products improved as compared to fiscal 1999 levels, but the relative balance of chip production to chip consumption caused prices to be essentially flat. See "Factors Affecting Forward-Looking Statements" for further discussion.

Competition
-----------

         The wood products industry is highly competitive and includes a large number of companies manufacturing relatively standardized products. The principal means of competition in the lumber industry are log costs, fiber recovery, unit production costs, pricing, product quality, and the ability to satisfy customer needs promptly. The Company believes it can compete effectively based on the foregoing factors. Some of TreeSource's competitors are large, integrated companies that have significantly greater financial, production and marketing resources than the Company. Some of these competitors have a significant base of low-cost fee timberlands and timber contracts, which protects them from fluctuations in log prices and gives them an advantage over the Company, which relies on the open log market to supply the bulk of its raw materials requirements.

         The Company's competition also includes lumber manufacturers located in Canada that benefit from advantageous exchange rates and, in some areas, low-cost government owned timber when exporting lumber to the United States. As a result of U.S. government-initiated trade talks, Canada agreed that starting April 1, 1996, for a period of five years, and subject to specific exceptions, lumber exporters in certain provinces will pay export taxes if pre-established levels of exports to the U.S. are exceeded. The goal of the trade agreement is to limit the volume of lumber exported to the U.S. by Canadian producers. This trade agreement has not fully achieved the desired effect. However, to date, Canadian lumber producers have paid significant export taxes for exceeding the pre-established levels of exports. Current discussions between the U.S. and Canada indicate a general dissatisfaction with the current agreement that is due to expire in 2001. The lumber industry could be negatively impacted by either the termination or alteration of the current agreement.

         See the sections titled, "Timber Supply", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Factors Affecting Forward-Looking Statements".

Item 2.  PROPERTIES

MANUFACTURING FACILITIES(1)                                             Thousand Board Feet
                                                                    ---------------------------
                                                                      Fiscal        Est. Annual
                                                                       2000         Production
                                                                    Production      Capacity(2)
                                                                    ----------      -----------
Softwood Lumber
---------------
Burke Lumber Co., West Burke, Vermont(3)(4)                             24,000           50,000
Central Point Lumber Co., Central Point, Oregon                         64,000          120,000
Glide Lumber Products Co., Glide, Oregon                               150,000          135,000
Morton Forest Products Co., Morton, Washington                          88,000           93,000
North Powder Lumber Co., North Powder, Oregon                           52,000          100,000
Pacific Softwoods Co., Philomath, Oregon(5)(6)                             ---              ---
Philomath Forest Products Co., Philomath, Oregon(5)(7)                     ---              ---
Sedro-Woolley Lumber Co., Sedro-Woolley, Washington(5)(7)(8)               ---              ---
Spanaway Lumber Co., Spanaway, Washington(9)                            91,000          110,000
Trask River Lumber Co., Tillamook, Oregon(9)                            66,000          137,000
Tumwater Lumber Co., Tumwater, Washington(9)                            93,000          107,000

Hardwood Lumber
---------------
Pacific Hardwoods-South Bend Co., South Bend, Washington(9)             18,000           24,000

Fingerjointed Lumber
--------------------
Midway Engineered Wood Products, Inc., Corvallis, Oregon(5)(8)(9)            ---            ---

----------
(1) The machinery and equipment of all facilities are subject to the security interests of certain lenders.
(2) Capacity is generally computed using a two-shift-per-day, five-day-per-week operating schedule.
(3)  Capacity is calculated on a one-shift basis.
(4) Facility operated during fiscal 2000 and has subsequently ceased operating and is for sale.
(5)  This facility is not operating and is for sale.
(6) This facility is currently operating as a custom drying operation and is for sale.
(7) The equipment at these facilities has been auctioned and the land is being prepared for sale.
(8) These subsidiaries lease a substantial portion of their equipment pursuant to operating leases.
(9) These subsidiaries lease the real property on which the mill is located pursuant to ground leases.

         During fiscal 2000 the equipment at the Philomath and Sedro-Woolley facilities was auctioned and the land is currently being prepared for sale. The Company also continues to hold for sale the assets of Burke Lumber Co., Midway Engineering, and Pacific Softwoods. These assets are classified as "Assets Held for Sale" and are carried at management's estimate of their net realizable value.


Item 3.  LEGAL PROCEEDINGS

         On September 27, 1999, TreeSource Industries, Inc. and a majority of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The proceeding was filed in the United States Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is titled: "TreeSource Industries, Inc., et al.", Case Numbers 99-10932, 99-10937 through 99-10961.

         The Company and its Trask River Lumber subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., vs. WTD Industries, Inc., Trask River Lumber and Bruce L. Engel). Although the case was stayed by the Company's Chapter 11 filing, the plaintiffs filed a class Proof of Claim. The Court granted limited relief from stay to allow plaintiffs to attempt to certify their class and, if successful, to liquidate their claim in the District Court.

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

         The Company was named as a defendant in a claim for damages filed in U.S. District Court for Eastern District of Louisiana on January 26, 2000. The plaintiff is an employee of one of the Company's customers who alleges that he was injured while unloading a box car of lumber. (Alvin Robertson vs. TreeSource Industries, Inc., et al.). The suit, which was being defended by the Company's insurance carrier, has been settled by the insurance company.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Principal Market
----------------

         Effective January 7, 1999, the Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol TRES.OB. Before that date, the Company's stock was quoted on the Nasdaq National Market System under the same symbol (before October 27, 1998, under the symbol WTDI). The number of holders of record of TreeSource Industries, Inc. Common Stock at July 6, 2000 was 564. The Company estimates that the total number of its direct and beneficial shareholders is approximately 4,100.

Stock Price and Dividend Information
------------------------------------

         The following tables show the range of reported high and low bid quotations for the two years ended April 30, 2000:

         Fiscal Year Ended
            April 30, 2000            Low             High
         -----------------          -------          -------

         First Quarter              $0.3125          $0.4375
         Second Quarter             $0.0250          $0.3438
         Third Quarter              $0.0156          $0.0781
         Fourth Quarter             $0.0625          $0.0781

         Fiscal Year Ended
            April 30, 1999            Low             High
         -----------------          -------          -------

         First Quarter*             $0.7500          $1.5630
         Second Quarter*            $0.5000          $1.0000
         Third Quarter              $0.3125          $1.0940
         Fourth Quarter             $0.3125          $0.7187



* Prior to January 7, 1999, prices are as reported on Nasdaq.

         The high and low bid quotations shown are those quoted on the OTC Bulletin Board, except where noted. They reflect inter-dealer prices, do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. Prior to the Company's October 1986 public stock offering, there was no public trading market for its Common Stock.

         TreeSource does not pay any cash dividends on its Common Stock. The Company's various debt instruments restrict the payment of dividends. See Notes 1 and 9 to Consolidated Financial Statements.

Item 6.  SELECTED FINANCIAL DATA

TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts and Ratios)
                                                                      YEAR ENDED APRIL 30,
                                                  -------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                  ---------    ---------    ---------    ---------    ---------
NET SALES                                         $252,594     $195,390     $242,051     $284,086     $191,964

COST OF SALES                                      235,800      184,015      231,303      255,068      186,514
                                                  ---------    ---------    ---------    ---------    ---------
GROSS PROFIT                                        16,794       11,375       10,748       29,018        5,450

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES        10,888       10,738       11,290       12,529        9,685

IMPAIRMENT AND REORGANIZATION  CHARGES               3,028        6,310        4,168            -         (409)
                                                  ---------    ---------    ---------    ---------    ---------
OPERATING INCOME (LOSS)                               2,878      (5,673)      (4,710)      16,489       (3,826)

INTEREST EXPENSE                                    (2,049)      (4,732)      (4,682)      (5,029)      (5,318)

OTHER INCOME (EXPENSE)                                 283           63         (394)         630          646
                                                  ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                     1,112     (10,342)      (9,786)      12,090       (8,498)

PROVISION FOR INCOME TAXES (BENEFIT)                    100         (96)       2,364        3,120       (2,454)
                                                  ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                     1,012     (10,246)     (12,150)       8,970       (6,044)

PREFERRED DIVIDENDS                                    ---        1,671        2,290        2,228        2,364
                                                  ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS) APPLICABLE TO                      $1,012    ($11,917)    ($14,440)      $6,742      ($8,408)
  COMMON SHAREHOLDERS                             =========    =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE, BASIC
  - net income (loss)                                 $0.09      ($1.07)      ($1.30)       $0.61       ($0.76)

    Average shares outstanding                       11,163       11,161       11,130       11,078       11,077

NET INCOME (LOSS) PER COMMON SHARE, DILUTED
  - net income (loss)                                 $0.09      ($1.07)      ($1.30)       $0.59       ($0.76)

    Average shares outstanding                       11,163       11,161       11,130       11,385       11,077


CASH DIVIDENDS PER COMMON SHARE                         --           --           --           --           --

PERIOD END BALANCES

  Working capital                                   $27,975    ($24,340)     $15,158      $29,475      $25,052

  Total assets                                      $57,363      $54,987      $65,311      $86,486      $77,396

  Long-term debt, excluding current maturities         $183         $324      $36,868      $46,086      $50,310

  Stockholders' equity                              ($6,804)     ($7,816)      $4,093      $18,434      $11,686

SELECTED FINANCIAL RATIOS

  Net income (loss) to average:

    Total assets                                       1.80 %      (17.0) %     (16.0) %      10.9  %      (7.3) %

    Stockholders' equity                              (13.8) %     550.4  %    (107.9) %      59.6  %     (38.1) %

  Average stockholders' equity to average
    total assets                                      (13.0) %      (3.1) %     (14.8) %      18.4  %      19.1  %

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

         Lumber market conditions for fiscal 2000 began on a positive note with several months of successive price increases. Prices peaked in July then softened during the rest of fiscal 2000. The unit price for the benchmark 2x4 standard and better increased from $324 per unit for fiscal 1999 to an average of $385 per unit for fiscal 2000, a 19% increase. During the same period, the unit cost of the #2 fir sawlog - a benchmark for the Company's raw materials costs - increased from an average of $563 to $634 per unit, a 13% increase. With lumber prices increasing more than log prices for fiscal 2000, margins improved and the Company's profits increased. Winter weather conditions throughout the Pacific Northwest were relatively mild allowing for fewer weather related logging disruptions and more consistent availability of logs.

Reorganization of the Company
-----------------------------

         During the third quarter of fiscal 1998, demand by Asia for wood products declined dramatically causing lumber prices in North America to decline. Lumber markets remained weak through the third quarter of fiscal 1999. The Company incurred significant losses as a result of this protracted period of weak lumber markets, combined with the Company's high level of debt and substantial preferred stock dividend obligations, and failed to generate sufficient cash from operations to enable the Company to pay its commitments and continue operating.

         In response to this situation, on September 27, 1999 the Company filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without Court approval.

         On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that, if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of issues, including the resolution of disputed claims. Based on the Company's estimates of its unsecured claims, unsecured creditors would receive up to 90% of their claims under the Plan. On May 17, the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to current lumber market conditions. The Company may, at its option, further amend or withdraw the Plan.

         The costs associated with the reorganization totaled $2,805,000 for fiscal 2000. Interest expense for the year was approximately $2,668,000 lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are under-secured. (See Note 6 to Consolidated Financial Statements). The Company filed for reorganization in response to a protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations. The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating.


Yearly Comparisons
------------------

         The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:

                                                    INCOME AND EXPENSE ITEMS AS                       PERCENTAGE
                                                       A PERCENT OF NET SALES                     INCREASE (DECREASE)
                                            ---------------------------------------------     ----------------------------
                                                                                                  2000           1999
                                                        Year Ended April 30,                       vs             vs
                                                                                                  1999           1998
                                            ---------------------------------------------     -------------  -------------
                                               2000              1999            1998
                                            ------------     ------------    ------------     -------------  -------------
Net sales                                      100.0 %          100.0 %         100.0 %            29.3%        (19.3)%
Cost of sales                                   93.4             94.2            95.6              28.1         (20.4)
                                            ----------       ----------      ----------
  Gross profit                                   6.6              5.8             4.4              47.6           5.8

Selling, general and administrative expense      4.3              5.5             4.7               1.4          (4.9)
Impairment loss                                  1.2              3.2             1.7             (52.0)           NM
                                            ----------       ----------      ----------
  Operating income (loss)                        1.1             (2.9)           (1.9)              NM          (20.4)

Interest expense                               (0.8)             (2.4)           (1.9)            (56.7)          1.1
Miscellaneous                                   0.1               0.0            (0.2)            349.2            NM
                                            ---------        ----------      ----------
  Income (loss) before income taxes             0.4              (5.3)           (4.0)              NM           (5.7)

Provision for income taxes (benefit)             0.0             (0.0)            1.0               NM             NM
  Net income (loss)                              0.4%            (5.2)%          (5.0)%             NM            15.7
                                            =========        ==========      ==========

NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison of 2000 to 1999
--------------------------

         Net sales for the year ended April 30, 2000 increased $57.2 million (29%) from the year ended April 30, 1999. This increase was principally caused by a 15% increase in lumber sales volume and an 11% increase in the net sales average. The increase in lumber shipments in fiscal 2000 as compared to fiscal 1999 reflects the Company's strategy to increase asset utilization by increasing the number of shifts operated at three facilities.

         Gross profit for the year ended April 30, 2000 was 6.6% of net sales, compared to 5.8% of net sales for the year ended April 30, 1999. Lumber sales average and volume increased by 11% and 15%, respectively, from the year ended April 30, 1999, while the Company's average log costs increased by 10%. Unit manufacturing costs in fiscal 2000 decreased by 3% from costs in fiscal 1999, primarily due to an increase in the number of shifts operated at select facilities and an increase in productivity at most facilities.

         Selling, general and administrative expenses in the year ended April 30, 2000, excluding reorganization and impairment charges, increased by $0.2 million (1.4%) as compared to the year ended April 30, 1999. Impairment charges for the year ended April 30, 2000 were $0.2 million as compared to $6.3 million for fiscal 1999. Reorganization charges related to the Company's Chapter 11 filing were $2.8 million in fiscal 2000 and $0 occurred in fiscal 1999.

         During fiscal 2000 the equipment at the Philomath and Sedro-Woolley facilities was auctioned. Due to the results of the auction, the impairment reserve was adjusted to reflect the Company's estimate of the net realizable value of the remaining assets held for sale. Three facilities are currently being held for sale: Burke Lumber Co., Midway Engineering, Pacific Softwoods, along with the parcels of land associated with Philomath Forest Products, and Sedro-Woolley Lumber Co. See Note 3 to Consolidated Financial Statements.

         As of April 30, 2000, the Company had available approximately $40 million and $28 million, respectively, in net operating losses ("NOLs") for federal and state income tax purposes. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the twelve months ended April 30 for both 1999 and 2000. As of April 30, 2000 the Company has a deferred tax asset of $0.8 million. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.


Comparison of 1999 to 1998
--------------------------

         Net sales for the year ended April 30, 1999 decreased $46.6 million (19%) from the year ended April 30, 1998. This decline was principally caused by a 14% decrease in lumber sales volume and a 6% decrease in the net sales average. The reduced lumber shipments in fiscal 1999 as compared to fiscal 1998, reflect the closure of the Philomath, Pacific Softwoods, and Sedro-Woolley mills and weather related curtailments during the winter in fiscal 1999.

         Gross profit for the year ended April 30, 1999 was 5.8% of net sales, compared to 4.4% of net sales for the year ended April 30, 1998. Lumber sales declined by 11% from the year ended April 30, 1998, while the Company's log costs declined by 6%. Unit manufacturing costs in fiscal 1999 decreased by 3% from costs in fiscal 1998, primarily due to a curtailment of higher cost operations and an increase in production volume at other operations.

         Selling, general and administrative expenses in the year ended April 30, 1999 decreased by $0.6 million (4.9%) as compared to such expenses for the year ended April 30, 1998. This decrease reflects reductions in corporate staff and office lease space as well as the closure of certain facilities.

         During the fourth quarter of fiscal 1999, the Company took an impairment charge in the amount of $6.3 million to reflect the Company's estimate of the fair value of certain assets that are being held for sale. As of the end of fiscal 1999, five facilities were held for sale: Burke Lumber Co., Midway Engineering, Pacific Softwoods, along with the land associated with
Philomath Forest Products, and Sedro-Woolley Lumber Co. See Note 3 to Consolidated Financial Statements.

         Other expenses for fiscal 1999 reflect payments made to Bruce L. Engel in connection with his retirement during the first quarter of the fiscal year.

         In the year ended April 30, 1999, the Company sustained significant losses. Because of the difficult operating environment and likely delayed or decreased use of the Company's deferred tax assets, no income tax benefit was recorded for the year. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate. See Note 8 to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000, the Company had net working capital of $28.0 million as compared to a net working capital deficit of $24.3 million, an increase of $52.3 million of which $50.0 million is due to the exclusion of Liabilities Subject to Compromise from current liabilities. See Note 1 and 6 to Consolidated Financial Statements. Other improvements in working capital resulted primarily from increases in inventory, accounts receivable, and cash. Cash increased $1.4 million during the year to $3.5 million due primarily to the sale of assets. The Company currently holds in an escrow account $1.6 million in cash, pending Court approval for its disposition, from the sale of the equipment at Philomath and Sedro-Woolley.

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and the revolving line of credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires September 30, 2000. If the Company is unable to either confirm a plan of reorganization or obtain a new cash collateral order by October 1, 2000, the Company may not be able to meet its short term liquidity needs. The Company's pre-petition senior secured creditors have already agreed to one such new cash collateral order during these bankruptcy proceedings.

         Cash and cash equivalents decreased by approximately $0.3 million during the year ended April 30, 2000, to $1.9 million, excluding $1.6 million in restricted cash generated from the sale of certain assets. Approximately $0.8 million of cash was generated by operations, including accounts receivable, which increased $2.2 million, inventories which increased by $2.1 million, and pre-paid expenses which increased $1.2 million. Cash generated from operations of $0.8 million includes $6.2 million in pre-petition, unsecured accounts payable and accrued interest for which payment was stayed by the Chapter 11 filing. To conserve cash prior to filing for reorganization, the Company has not paid interest or principal on its senior secured debt and subordinated debentures, or dividends on its Series A Preferred Stock since March 1999.

         The Company historically has not had a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In early October, in connection with the Company's Chapter 11 filing the Company obtained a $16 million debtor-in-possession revolving working line of credit to provide for day-to-day liquidity and seasonal log inventory increases. As of April 30, 2000 there was a $0.4 million loan balance on the Company's line of credit and $2.9 million in letters of credit outstanding.

         For the year ended April 30, 2000, the Company spent $1.7 million for capital improvements to its facilities. The Company had no material commitments for capital spending at April 30, 2000.

         The Company does not invest in market risk sensitive instruments.


FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         The  statements  contained  in this report that are not  statements  of historical  fact and may  include  forward-looking  statements  (as  defined  in
Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the elements that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements.

Uncertain Outcome  of Company's Chapter 11 Filing
-------------------------------------------------

         The Company filed a proposed Plan of reorganization in May 2000 that was deferred 120 days. If the Company is unable to confirm this Plan or any other potential plan the ability of the Company to continue operating is uncertain. Confirmation of any plan depends on the support of creditors and the Court. If the Company is unable to demonstrate that it is viable, conformation of a plan of reorganization is unlikely. Viability may be demonstrated by showing that a Company is worth more as an operating entity than liquidated.

         The worth of a Company is based on a number of factors including but not limited to: past financial performance; value of the asset; projected future market conditions and operating configuration; projected capital expenditures; among other items. The uncertain nature of many of the items on which a Company's worth is based may result in differing opinions regarding a Company's worth. Such differences can result in the opposition and possible rejection of any Plan of reorganization proposed by the Company.

Liquidity and Capital Resources
-------------------------------

         On October 5, 1999 the Company obtained a $16 million debtor-in-possession revolving line of credit ("Revolver"). The Revolver is secured by accounts receivable and inventory. The Revolver was consented to by the pre-petition senior secured lenders to whom substantially all of the Company's assets were pledged. Through the cash collateral order issued by the Bankruptcy Court, the pre-petition senior secured lenders agreed to the Company's request for a revolving line of credit to fund seasonal inventory and general corporate needs. From time to time the cash collateral order expires, if the Company failed to negotiate a new cash collateral order, there can be no assurance that cash provided by operations will be sufficient to fund the Company's future operating and capital needs. See Note 7 to Consolidated Financial Statements.

Adverse Operating Conditions; Fluctuations in Quarterly Results
---------------------------------------------------------------

         Unusually robust domestic demand for and supply of lumber in an environment of increasing interest rates has, and may again cause adverse operating conditions if domestic demand cools. A decline in lumber demand to the levels experienced over the past five years may cause an oversupply of lumber and corresponding weakness in lumber prices.

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

         Demand for the Company's products is generally lower in the fall and winter quarters when activity in the construction, industrial, and repair and remodeling markets is slower; demand is generally higher in the spring and summer quarters, when these markets are more active. Fire danger and excessively dry or wet conditions temporarily reduce logging activity and may increase open-market log prices. The industry is also affected by timber management policies, which change from time to time and may cause actual or feared shortages in some areas. These policies change because of environmental concerns, public agency budget issues, and a variety of other reasons.

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

Availability of Logs
--------------------

         Raw materials comprise the majority of the cost of products sold by the Company. The Company depends primarily on open-market log purchases for its raw material needs. In the past the Company generally purchased logs in sufficient quantities to match the current operating requirements for its mills. In October 1999 the Company revised it's log procurement strategy to generally increase the quantity of logs held in inventory to reduce the risk of interrupting mill production during periods of inclement weather and changes in local log market conditions. To enable the Company to operate its facilities on a consistent basis, log inventory levels need to be sufficient to reduce the risk of temporary closures and reduce or avoid high-cost spot log purchases during periods of adverse weather.

         The availability and cost of logs are influenced by a variety of factors, including demand by competitors and exporters, the environmental and harvest policies of federal and state agencies, the annual harvest levels of commercial timberland owners, and, in the long term, the quantity of commercial timberland. Various factors, including environmental and endangered species concerns, particularly regulations relating to the northern spotted owl, the marbled murrelet, and various species of fish have limited, and are likely to continue to limit, the amount of timber offered for sale by certain government agencies, which historically have been major suppliers of timber to the western forest products industry.

         State and private timber supplies may be inadequate to fill the shortfall. Although the Company does not rely significantly on purchases of federal timber, uncertainty associated with timber supply issues combined with continued lack of significant public timber sales activity may contribute to log supply and price volatility. The availability of logs may also be affected by other factors, which include damage by fire, insect infestation, disease, prolonged drought, and other natural disasters. Log and lumber markets may continue to experience rapid changes in values because of actual and perceived market conditions that may sometimes result in inconsistent relationships between log and lumber prices. These changes could result in large swings in the gross margin realized by the Company on lumber produced. Such swings in gross margin may be increased by generally higher log inventories maintained by the Company during the winter period pursuant to the Company's revised log procurement and inventory strategy. There can be no assurance that sales of logs from the Company's current sources may not be reduced or that the Company will be able to procure sufficient logs at favorable prices in order to continue operation of its manufacturing facilities in the future. The inability of the Company to obtain logs in sufficient quantities could have a material adverse impact on the Company's business, financial condition, and results of operations.

Technological Change
--------------------

         Technology and innovation continually impact the lumber manufacturing process. Changes are continually being adopted by the industry in general that cause mills to invest in new capital equipment to remain competitive. Depreciation has exceeded capital spending at the Company's core facilities. The technology employed at the mills, generally lags that of the Company's major competitors, heightening the risk of becoming non-competitive. The Company believes that the technological advances made over the past five years and their adoption by the Company's competitors will make TreeSource's mills economically obsolete if capital spending is not increased.

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



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report, which begins at page 30.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company as of July 12, 2000, are:

Name                      Age    Position
----                      ---    --------

Scott Christie...........  51    Director
Richard W. Detweiler.....  58    Director
Jess R. Drake............  59    Director, President, and Chief Executive
                                    Officer
Robert W. Lockwood.......  39    Vice President-Finance, Chief Financial
                                    Officer, and Secretary
Kevin Murray ............  42    Vice President-Sales and Marketing
William H. Wright........  63    Director

         On July 11, 2000 Larry G. Black, who had been a director of the Company since October 1997, resigned from the Board of Directors.

         The Company currently has seven seats on its Board of Directors, with three positions vacant because of the resignation in February 1999 of K. Stanley Martin, a former Class 3 director and the Company's Vice President-Finance, the resignation in June 1999 of Robert J. Riecke, also a former Class 3 director and the Company's General Counsel, Secretary, and Vice President-Administration, and the resignation of Larry G. Black in July 2000, a Class 2 director. The Company intends to leave these seats vacant for now, but may elect to fill them in the future.

         Pursuant to the Company's Articles of Incorporation and Bylaws, the Board is divided into three classes of directors, with each class serving a term of three years or until such time as a valid successor is appointed. As a result of the Company's Chapter 11 filing on September 27, 1999, the Company did not hold an Annual Meeting of Shareholders in fiscal 2000. Directors whose terms on the Board of Directors would have expired will continue to serve until a valid successor is appointed. Mr. Christie's term would have expired at the 1999 annual meeting of shareholders. Mr. Drake, a Class 3 director, was elected by the Board in November of 1998 to fill a vacancy created by the retirement of the Company's former president. Mr. Drake's term would also have expired at the 1999 annual meeting of shareholders. The terms of Class 1 Directors, Messrs. Wright and Detweiler, will expire at the 2001 Annual Meeting of Shareholders.

         Subject to certain conditions, in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors by electing a majority of the Board of Directors either through replacement of incumbent directors, or by increasing the size of the Board. As of April 30, 2000 the Company was in arrears on five consecutive quarterly dividend payments totaling approximately $2,718,000. In addition, the Company did not pay a sixth consecutive quarterly dividend payment due May 31, 2000.

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

         Kevin P. Murray is vice president-sales and marketing of the Company, a position he has held since April 2000. Mr. Murray has primary responsibility for managing all aspects of the Company's lumber sales and transportation. Prior to joining the Company, Mr. Murray was with Western International Forest Products for nineteen years, where he managed various lumber sales divisions.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10% of the Company's Common Stock file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Form 4. Officers, directors, and greater than 10% shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the fiscal year ended April 30, 2000.


Item 11  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table shows the annual and other compensation paid by the Company to its chief executive officer and the four other most highly compensated executive officers who received in excess of $100,000 (the "Named Executive Officers") for each of the last three fiscal years.

                                                                             Long-Term
                                                                             Compensation
                                                                                Awards
                                           Annual Compensation(1)         --------------------
       Name and Principal            --------------------------------     Number of Securities      All Other
            Position                 Year      Salary($)     Bonus($)     Underlying Options      Compensation ($)
----------------------------------   ----      ---------    ---------     --------------------    ----------------
Jess R. Drake(2)                     2000      $ 350,004    $ 157,500               --                $      --
President and Chief                  1999      $ 166,668    $      --          543,295                $ 132,300
  Executive Officer                  1998      $      --    $      --               --                $      --


Robert W. Lockwood                   2000      $ 150,000    $      --               --                $      --
Vice President-Finance, Chief        1999      $   6,250    $      --          100,000                $      --
  Financial Officer, and Secretary   1998      $      --    $      --               --                $      --


David J. Loftus(3)                   2000      $ 101,935    $      --               --                $      --
Treasurer                            1999      $  80,000    $   9,083               --                $      --
                                     1998      $  80,000    $  21,960               --                $      --


(1) Personal benefits for each executive officer named in the table did not exceed $50,000 or 10% of such executive officer's total annual salary and bonus for the fiscal years ended April 30, 2000, 1999 and 1998, respectively.

(2)      Mr. Drake took office on November 4, 1998; All Other  Compensation  for
         fiscal  1999  includes  a  $100,000   signing  bonus  and  $32,300  for
         consulting services provided prior to November 4, 1998.

(3)      Mr. Loftus resigned from the Company May 12, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants for the last fiscal year to the Named Executive Officers:

                                                                                                Potential
                                             Individual Grants                             Realizable Value at
                          --------------------------------------------------------         Assumed Annual Rates
                             # of            % of                                             of Stock Price
                          Securities     Total Options     Exercise                          Appreciation for
                          Underlying      Granted to       or Base                            Option Term(1)
                           Options       Employees in       Price       Expiration    -----------------------------
         Name              Granted        Fiscal Year     ($/Share)        Date        0%($)       5%($)     10%($)
----------------------    ----------    --------------    ---------     ----------    ------      ------     ------
Robert W. Lockwood        50,000(2)           83%          $.03825      4/20/2010     $ 338       $1,753     $3,923


(1) These assumed appreciation rates are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial condition, and they should not be viewed as a prediction of possible prices or value for the Company's Common Stock in the future. These assumed rates of 5% and 10% would result in the Company's Common Stock price increasing from $0.03825 per share to approximately $0.0733 per share and $0.1167 per share, respectively.

(2)      Vesting Schedule:  4/20/00 - 33%; 4/20/01 - 67%; 4/20/02 - 100%. Market
         value of the Company's Common Stock on the date of grant was $0.045.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises for the last fiscal year by the Named Executive Officers and the value of their unexercised options as of April 30, 2000:

                                           Number of Securities                Value of Unexercised
                       Shares            Underlying Unexercised                In-the-Money Options
                      Acquired        Options at April 30, 2000 (#)          at April 30, 2000 ($)(1)
                          or         -------------------------------     -------------------------------
        Name          Exercised      Exercisable       Unexercisable     Exercisable       Unexercisable
-------------------  -----------     -----------       -------------     -----------       -------------
Jess R. Drake            --            271,648            271,647            0                  0
Robert W. Lockwood       --             62,500             87,500            0                  0
David J. Loftus(2)       --             31,875              6,125            0                  0



(1) Based on the fair market value of the Common Stock at April 30, 2000 of $.0625 per share.
(2)  Mr. Loftus resigned effective May 12, 2000.

         EMPLOYMENT AGREEMENTS Effective November 4, 1998 the Company entered into a three-year Employment Contract with Jess R. Drake. The Employment Contract provides for an initial annual base salary of $350,000, with annual increases if provided to other executive officers, or as deemed appropriate by the Board of Directors. Additionally, a signing bonus of $100,000 was paid upon execution of the Employment Contract. The Employment Contract provides for an annual bonus of up to 180% of the current annual salary if certain financial and non-financial goals are met or exceeded. The Employment Contract also required the grant of stock options according to a formula, which resulted in 543,295 options being awarded to Mr. Drake, with 25% vesting upon grant and 25% vesting annually until fully vested. These stock options, were issued outside the Company's 1996 Option Plan. Vesting of the options is accelerated in certain events including a change of control, as defined, termination of employment for other than cause, as defined, or upon acceleration of the Company's senior secured debt. Additionally, if the Company terminates Mr. Drake's employment without certain identifiable causes, before the end of the Employment Contract's term, the Company is obligated to pay an amount equal to two times Mr. Drake's last base annual salary and a pro rata share of that year's bonus. The Company's senior secured lenders have agreed to subordinate their claims to amounts due Mr. Drake under his Employment Contract, up to a maximum of $1.1 million. See Exhibits 10.11 and 10.12.

         Effective April 20, 1999 the Company entered into a three-year Employment Contract with Robert W. Lockwood. The provisions are identical to the terms of the Employment Contract with Mr. Drake, except that the starting annual salary for Mr. Lockwood is $150,000, there is no signing bonus, the bonus criteria are different, and the annual bonus may be up to 80% of Mr. Lockwood's current annual salary. Mr. Lockwood's Employment Contract also provides for the award of stock options for 200,000 shares, 100,000 of which were issued on April 20, 1999, options for the purchase of an additional 50,000 shares were granted on April 20, 2000, and the remaining 50,000 were granted on May 1, 2000. These stock options were issued outside the Company's 1996 Option Plan. The Company's senior secured lenders have agreed to subordinate their claims to amounts due Mr. Lockwood under his Employment Contract, up to a maximum of $500,000. See Exhibits 10.13 and 10.14.

         Effective September 8,1999 the Company entered into one-year employment agreements with eleven corporate and mill managers. The terms of the employment agreements vary as to the base salaries, but all include a provision for payment upon termination of twelve months of severance pay plus the previous year's bonus. The estimated cumulative total potential cost to the Company under the severance provisions is $813,000.

Benefits
--------

         The Company maintains an Internal Revenue Code ("IRC") Section 401(k) Retirement Savings Plan under which employees, including executive officers, are permitted to make salary deferral contributions. Executive officers are not entitled to employer matching contributions pursuant to this plan.

Compensation  of Directors
--------------------------

         Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, plus $750 for each additional Board meeting or committee meeting attended, and $225 for each telephone conference meeting attended or written consent executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. In fiscal 2000, no outside directors received option grants.

Executive  Bonuses
------------------

         In the second quarter of fiscal 2000, quarterly discretionary bonuses were paid to the Company's salaried management and administrative employees, pursuant to the Company's profit sharing bonus plan. The bonuses were based upon quarterly net pretax profits and were generally allocated according to base salary level. No bonus payments were made to executive officers under the "key employee" bonus program based on fiscal year net profit after tax. Each of the president and vice president-finance of the Company may receive an annual bonus, if certain financial and non-financial goals are met, up to a maximum of 180% of current annual salary for the president, and up to 80% of current annual salary for the vice president-finance. During the first quarter of fiscal 2000, Mr. Drake received a bonus based upon the terms of Mr. Drake's employment agreement and upon his attainment of certain goals. Bonuses paid to the Named Executive Officers for services rendered to the Company during the year ended April 30, 2000 are included in the amounts shown in the "Summary Compensation Table".

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

         Options granted under the 1996 Option Plan will be "nonqualified stock options" (that is, options that are not designed to qualify as "incentive stock options", as defined in IRC Section 422). The option price for each option granted under the 1996 Option Plan will be determined by the plan administrator, but will be not less than 85% of the Common Stock's fair market value on the date of grant.

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

         In August 1998, the Company changed all salaried bonus programs to incorporate longer-term measurement and pay-out periods. At the mill level, salaried employees, excluding certain clerical staff, are eligible for a bonus, to be computed and paid quarterly, based in part on the achievement of certain manufacturing goals, such as the recovery level of lumber derived from raw material, and based in part on the mills exceeding quarterly profit targets. Salaried employees at the corporate level, other than executive officers, may receive a quarterly bonus based on Company-wide quarterly net profits after tax. Executive officers participate in a "key employee" bonus program based on the Company's fiscal year net profit after tax, with the amount paid into the bonus pool determined by a preset schedule. See Exhibit 10.4.

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

         During fiscal 2000, Robert W. Lockwood, the Company's chief financial officer and secretary, was awarded options to purchase 50,000 shares of the Company's common stock pursuant to the terms of his employment agreement. No option grants were made to other executive officers during fiscal 2000.

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

         Mr. Drake's employment with the Company commenced November 4, 1998. Mr. Drake's cash compensation for fiscal 2000 was $507,504, which includes a bonus of $157,500. Mr. Drake's annual base salary is $350,000.

         The median annual base salary and bonus for chief executive officers of comparably sized public companies, as published by the Milliman & Robertson compensation survey for 1999/2000, are $280,000 and $89,325, respectively.


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

                               [GRAPHIC OMITTED]

----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------
                                          April 1995    April 1996    April 1997   April 1998    April 1999    April 2000
----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------
S& P 500 Index                                  100.00        130.21       162.94        229.85        280.01       308.37
----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------
TreeSource Industries, Inc.                     100.00         39.29       103.57         89.29         25.00         2.57
----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------
S&P Paper & Forest Products Index               100.00        112.48       112.14        142.63        159.05       130.68
----------------------------------------- ------------- ------------- ------------ ------------- ------------- ------------

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the beneficial ownership as of July 12, 2000 of the Company's Common Stock by (i) each director, (ii) each beneficial owner of more than 5% of the Common Stock, (iii) the Named Executive Officers, and
(iv) all directors and officers as a group. Except as otherwise specifically noted, each person noted below has sole investment and voting power with respect to shares indicated.

                                            Amount and Nature of
Name and Address of Beneficial Owner        Beneficial Ownership          %
-----------------------------------------   -----------------------   ---------
Phillip K. Stegemoeller(1)
110 West 6th Street                               1,000,000              9.0%
Aberdeen, WA 98520
Quinault Corporation(3)
P.O. Box C                                        1,921,300             17.2%
Aberdeen, WA 98570


                                            Amount and Nature of
Name of Directors and Executive Officers    Beneficial Ownership (2)      %
-----------------------------------------   -----------------------   ---------
Scott Christie                                       86,250                *
Richard W. Detweiler                                 56,250                *
Jess R. Drake                                       271,648              2.4%
Robert W. Lockwood                                   62,500                *
David J. Loftus                                       1,000                *
William H. Wright                                    86,250                *
All directors and executive officers
  as a group (6 persons)                            563,898              4.8%


----------
*  Less than 1%


(1) As determined by reference to the beneficial owner's most recent Form 4 filing dated December 27, 1999.
(2) Includes shares reserved for issuance under options exercisable within 60 days of July 6, 2000 as follows: Mr. Christie 86,250; Mr. Detweiler 56,500; Mr. Drake 271,648; Mr. Lockwood 62,500; and Mr. Wright 86,500.
(3) Larry G. Black, a director of the Company from October 1997 until his resignation July 11, 2000, is deemed to beneficially own the shares owned by Quinault by virtue of being president and sole director of Quinault.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2000, five of the Company's subsidiaries purchased logs worth approximately $8.1 million from Quinault Logging Company. During fiscal 1999 three of the Company's subsidiaries purchased logs worth approximately $3.9 million from Quinault Logging Company. Mr. Larry G. Black, director of the Company from October 1997 until his resignation on July 11, 2000, is chief executive officer of Quinault Logging Company and is president and sole director of Quinault Corporation, beneficial owner of approximately 17.2% of the Company's Common Stock.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements                                           Page
                                                                        ----

         The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

         Report of Independent Certified Public Accountants               38

         Consolidated Statements of Operations for the Years
           Ended April 30, 2000, 1999 and 1998                            39

         Consolidated Balance Sheets at April 30, 2000 and 1999           40

         Consolidated Statements of Cash Flows for the Years
           Ended April 30, 2000, 1999 and 1998                            42

         Consolidated Statement of Changes in Stockholders'
           Equity for the Years Ended April 30, 2000,
           1999 and 1998                                                  43

         Notes to Consolidated Financial Statements                       44

(a) (2)  Financial Statement Schedules

         The schedules called for under Regulation S-X are not submitted because they are not applicable, are not required, or because the required information is not material or is included in the financial statements or notes thereto.

(a) (3)  Exhibit Index                                                  Page
                                                                        ----

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

3.1      Fourth  Restated  Articles  of  Incorporation  of  the
         Registrant adopted November 27, 1992, as amended on October 26, 1998. (21)

3.2      Second  Restated  Bylaws of the  Registrant  effective
         November 27, 1992. (8)

                                                                        Page
                                                                        ----

4.1      Debtor-in-Possession  Credit  Agreement  dated  as  of
         October  5,  1999  between   Registrant   and  General
         Electric Capital Corporation.

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

                                                                        Page
                                                                        ----

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

10.1.2   Form  of  Stock  Option  Agreement  for  directors  of
         Registrant.* (8)

10.1.3 Form of Stock Option Agreement for executive officers of the Registrant.* (8)

10.1.4   1996 Stock Option Plan dated October 21, 1996.* (16)

10.1.5 Form of Stock Option Agreement for directors and officers of the Registrant.* (19)

10.1.6   Amendment  dated  August 7, 1998 to 1996 Stock  Option
         Plan.* (24)

                                                                        Page
                                                                        ----

10.3     Form  of  Indemnification   Agreement  for  directors,
         officers and certain employees effective January 30, 1991.* (8)

10.4     Description  of  Key  Employee   Profit-Sharing  Bonus
         Plan.* (24)

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

10.64    Amendment  No. 3 to WTD  Industries,  Inc.  Retirement
         Savings Plan and Trust adopted June 26, 1992.* (7)

10.65    Amendment  No. 4 to WTD  Industries,  Inc.  Retirement
         Savings Plan and Trust adopted April 30, 1993.* (8)

10.66    Amendment  No. 5 to WTD  Industries,  Inc.  Retirement
         Savings Plan and Trust  adopted  December  28,  1994.*
         (10)

10.67    Amendment  No. 6 to WTD  Industries,  Inc.  Retirement
         Savings Plan and Trust adopted June 10, 1997.* (19)

10.68    Amendment  No. 7 to WTD  Industries,  Inc.  Retirement
         Savings Plan and Trust adopted May 18, 1999.* (24)

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

10.9     Employment Agreement dated May 27, 1998 between Robert
         J. Riecke and Registrant.* *** (22)

10.10    Settlement  Agreement dated May 15, 1998 between Bruce
         L. Engel and Registrant.* (23)

10.11    Employment  Contract  dated October 31, 1998,  between
         Jess R. Drake and Registrant.* (21)

10.12    Stock Option Letter  Agreement  dated November 3, 1998
         between Jess R. Drake and Registrant.* (21)

10.13    Employment  Contract  dated  April  6,  1999,  between
         Robert W. Lockwood and Registrant.* (24)

                                                                        Page
                                                                        ----


10.14    Non Qualified  Stock Option  Agreement dated April 20,
         1999 between Robert W. Lockwood and Registrant.* (24)

12.2     Computation  of  Registrant's  Net  Income  (Loss)  to
         Average Total Assets.                                            64

12.3     Computation  of  Registrant's  Net  Income  (Loss)  to
         Average Stockholders' Equity.                                    65

12.4     Computation  of  Registrant's  Average   Stockholders'
         Equity to Average Total Assets.                                  66

21.1     Subsidiaries  of the  Registrant  (list  updated as of
         July 12, 1999).                                                  67

23.1     Consent of Independent Certified Public Accountants.             68

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

         (24) Incorporated by reference to the exhibit of like number to the Registrant's annual report on Form 10-K for the year ended April 30, 1999, previously filed with the Commission.

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

TreeSource Industries, Inc.
(Registrant)



By: /s/ Jess R. Drake
   ----------------------------------
Jess R. Drake
President and Chief Executive Officer
July 21, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of July 21, 2000.



/s/ Jess R. Drake                            /s/ Robert W. Lockwood
-------------------------------------        ----------------------
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


/s/ Richard W. Detweiler
   ----------------------------------
Richard W. Detweiler, Director


/s/ William H. Wright
   ----------------------------------
William H. Wright, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
TreeSource Industries, Inc.

         We have audited the accompanying consolidated balance sheets of TreeSource Industries, Inc. and subsidiaries (the "Company") as of April 30, 2000 and 1999, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TreeSource Industries, Inc. and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2000, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on September 27, 1999, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and has since operated as a debtor-in-possession. There can be no assurance that sufficient cash will be generated by operations and that the Company will be able to gain acceptance from its creditors and shareholders of a reorganization plan.

         The matters referred to in the preceding paragraph raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that be necessary should the Company be unable to continue in existence.


                                                 /s/ Moss Adams LLP
                                                 ------------------
                                                 MOSS ADAMS LLP


Beaverton, Oregon
July 12, 2000


                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)


                                                          YEAR ENDED APRIL 30,
                                           ---------------------------------------------------
                                               2000               1999               1998
                                           --------------     -------------      -------------
NET SALES                                  $    252,594       $   195,390        $   242,051

COST OF SALES                                   235,800           184,015            231,303

                                           --------------     -------------      -------------
GROSS PROFIT                                     16,794            11,375             10,748

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        10,888            10,738             11,290
REORGANIZATION CHARGES                            2,805                 -                  -
IMPAIRMENT CHARGES                                  223             6,310              4,168

                                           --------------     -------------      -------------
OPERATING INCOME (LOSS)                            2,878           (5,673)            (4,710)

OTHER INCOME (EXPENSE)
     Interest expense                            (2,049)           (4,732)            (4,682)
     Miscellaneous                                  283                63               (394)

                                           --------------     -------------      -------------
                                                     209           (4,669)            (5,076)
                                           --------------     -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES                  1,112          (10,342)            (9,786)

PROVISIONS FOR INCOME TAXES (BENEFIT)                100              (96)             2,364

                                           --------------     -------------      -------------
NET INCOME (LOSS)                                  1,012          (10,246)           (12,150)

PREFERRED DIVIDENDS                                   -             1,671              2,296

                                           --------------     -------------      -------------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                   $       1,012      $   (11,917)       $   (14,446)
                                           ==============     =============      =============

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                         $0.09           ($1.07)            ($1.30)
                                                   =====           =======            =======

   - DILUTED                                       $0.09           ($1.07)            ($1.30)
                                                   =====           =======            =======





              The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)


                                                                          APRIL 30,
                                                             -------------------------------------
                                                                 2000                    1999
                                                             -------------           -------------
CURRENT ASSETS
   Cash and cash equivalents                                 $      1,871            $      2,131
   Restricted cash                                                  1,616                      --
   Accounts receivable, net                                        12,462                  10,210
   Inventories                                                     15,800                  13,716
   Prepaid expenses                                                 2,535                   1,320
   Income tax refund receivable                                        86                      70
   Deferred tax asset                                                  --                     750
   Assets held for sale                                             5,433                   7,749
   Timber, timberlands and timber-related assets                    2,196                   2,190

                                                             -------------           -------------
      Total current assets                                         42,000                  38,136

NOTES AND ACCOUNTS RECEIVABLE                                           5                      27

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                             1,527                   1,527
   Buildings and improvements                                       8,673                   8,287
   Machinery and equipment                                         47,448                  46,521
                                                             -------------           -------------

                                                                   57,648                  56,335

      Less accumulated depreciation                                44,385                  41,116

                                                             -------------           -------------
                                                                   13,263                  15,219
   Construction in progress                                           101                     324

                                                             -------------           -------------
                                                                   13,364                  15,543

DEFERRED TAX ASSET                                                    750                      --
OTHER ASSETS                                                        1,244                   1,281

                                                             -------------           -------------
                                                             $     57,363            $     54,987
                                                             =============           =============







              The accompanying notes are an integral part of these consolidated financial statements.



                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)


                                                                        April 30,
                                                             ---------------------------------
                                                                2000                1999
                                                             ------------        -------------
CURRENT LIABILITIES
   Accounts payable                                          $    5,476          $    10,830
   Accrued expenses                                               7,902                7,744
   Timber contracts payable                                         147                  428
   Current borrowings                                               499               43,474

                                                             ------------        -------------
      Total current liabilities                                  14,025               62,476

LONG-TERM DEBT, less current maturities                             183                  327

LIABILITIES SUBJECT TO COMPROMISE                                49,959                   --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                        20,688               20,688
     Series B, 6,111 shares outstanding                             333                  333
  Common Stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding                           28,761               28,761
  Additional paid-in capital                                         15                   15
  Retained deficit                                              (56,601)             (57,613)

                                                             ------------        -------------
                                                                 (6,804)              (7,816)

                                                             ------------        -------------
                                                             $   57,363          $    54,987
                                                             ============        =============












              The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)

                                                                              YEAR ENDED APRIL 30,
                                                               ------------------------------------------------
                                                                   2000             1999             1998
                                                               --------------   --------------   --------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                            $      1,012     $    (10,246)    $    (12,150)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                          4,346            4,176            5,571
    Deferred income tax                                                  --               --              913
    Gain on sale of assets                                              (7)               --               --
    Impairment loss                                                     223            6,310            4,168
    Accounts receivable                                             (2,252)              254            6,366
    Inventories                                                     (2,076)            (205)            3,755
    Prepaid expenses                                                (1,215)            (125)              622
    Timber, timberlands and timber-related assets - current           (287)            2,062              (392)
    Payables and accruals                                             1,045            3,119            (3,645)
    Income taxes                                                       (16)             (70)            1,145

                                                               --------------      -----------   --------------
     Cash provided by operating activities                              773            5,275            6,353
                                                               --------------   --------------   --------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivables                                         22               76               21
  Net reductions of  timber and timberlands                              --               --              629
  Acquisition of property, plant and equipment                       (1,685)          (2,479)          (7,807)
  Net book value of disposed idle assets                                 --              458              176
  Proceeds from the sale of fixed assets                              1,687               --               --
  Other investing activities                                             --              177               51

                                                               --------------   --------------   --------------
     Cash provided by (used for) investing activities                     24          (1,768)          (6,930)
                                                               --------------   --------------   --------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from borrowings                                              598               --            --
  Principal payments on long-term debt                                   --           (1,582)          (3,190)
  Other assets                                                          (39)            (288)             (94)
  Dividends paid on Preferred Stock                                      --           (1,672)          (2,296)
  Issuance of Common Stock                                               --                9              105

                                                               --------------   --------------      -----------
     Cash provided by (used for) financing activities                    559          (3,533)          (5,475)
                                                               --------------   --------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,356             (26)          (6,052)

CASH BALANCE AT BEGINNING OF YEAR                                      2,131            2,157            8,209

                                                               --------------   --------------   --------------
CASH BALANCE AT END OF YEAR                                    $       3,487     $      2,131     $      2,157
                                                               ==============   ==============   ==============

CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                              $281           $3,268           $4,696
  Income taxes                                                          $100             ($96)            $305


              The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in Thousands)



                                  SERIES A            SERIES B
                              PREFERRED STOCK     PREFERRED STOCK       COMMON STOCK                   RETAINED      STOCK-
                            ------------------- ------------------- ---------------------   PAID-IN    EARNINGS      HOLDERS'
                             SHARES     AMOUNT   SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL    (DEFICIT)     EQUITY
                            -------- ---------- -------- ---------- --------- ----------- ---------- ------------  -----------
Balance at April 30, 1997       270     20,688        6        333    11,083      28,647         15     (31,249)      18,434

Stock options exercised                                                   71         105         --          --          105

Dividends paid                                                            --          --         --      (2,296)      (2,296)

Net income                                                                --          --         --     (12,150)     (12,150)

                            -------- ---------- -------- ---------- --------- ----------- ---------- ------------  -----------
Balance at April 30, 1998       270     20,688        6        333    11,154      28,752         15     (45,695)       4,093

Stock options exercised                                                    9           9         --          --            9

Dividends paid                                                            --          --         --      (1,672)      (1,672)

Net income                                                                --          --         --     (10,246)     (10,246)

                            -------- ---------- -------- ---------- --------- ----------- ---------- ------------  -----------

Balance at April 30, 1999       270     20,688        6        333    11,163      28,761         15     (57,613)      (7,816)

Net income                                                                --          --         --       1,012         1,012

                            -------- ---------- -------- ---------- --------- ----------- ---------- ------------  -----------

Balance at April 30, 2000       270  $  20,688        6   $    333    11,163  $   28,761  $      15   $ (57,613)   $  (6,804)
                            ======== ========== ======== ========== ========= =========== ========== ============  ===========














              The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CHAPTER 11 PROCEEDINGS

         During the third quarter of fiscal 1998, demand by Asia for wood products declined dramatically causing lumber prices in North America to decline. Lumber markets remained weak through the third quarter of fiscal 1999. TreeSource Industries, Inc. and its wholly-owned subsidiaries (the "Company" or "TreeSource") incurred significant losses as a result of this protracted period of weak lumber markets, combined with the Company's high level of debt and substantial preferred stock dividend obligations, and failed to generate sufficient cash from operations to enable the Company to pay its commitments and continue operating.

         In response to this situation, on September 27, 1999 the Company filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without Court approval.

         As of the petition date, all pending litigation and actions to collect pre-petition indebtedness are stayed, and other prepetition obligations may not be enforced against the Company. In addition, TreeSource may assume or reject executory contracts and lease obligations. In this context, "assumption" means that the Company agrees to perform its obligations and cure all existing defaults under the contract or lease and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as general unsecured claims in the reorganization.

         On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that included reducing the scope of its operations through the elimination of mills which, in the opinion of management, are not well positioned for future profitability and restructuring of its prepetition obligations to provide for a restoration of equity. Management believes these measures will allow the Company to restore liquidity and meet its future cash flow requirements. The Company's successful operation is dependent upon several factors which include (i) a supply of raw materials at prices which allow for reasonable margins to operate profitably,
(ii) the continued ability to utilize the cash collateral authorized by the Court, and (iii) acceptance by the Company's creditors and shareholders of a plan of reorganization. The proposed Plan, if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of issues, including the resolution of disputed claims. Based on the Company's estimates of its unsecured claims, unsecured creditors would receive up to 90% of their claims under the Plan. On May 17, the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to current lumber market conditions. The Company may, at its option, further amend or withdraw the Plan.

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and the revolving line of credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires September 30, 2000. If the Company is unable to either confirm a plan of reorganization or obtain a new cash collateral order by October 1, 2000, the Company may not be able to meet its short term liquidity needs.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation and operations - The consolidated financial statements include the accounts of TreeSource Industries, Inc. (formerly WTD Industries, Inc.) and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

         The Company operates in one industry segment, the manufacture and sale of softwood and hardwood lumber products, wood chips and other by-products. Most lumber products are sold to distributors and wholesalers or directly to large retailers. The Company's products are used in many applications, including residential and commercial construction, packaging, and industrial uses.

         The Company's sales are predominantly in the United States; export sales are not material. During the year ended April 30, 2000, the Company had no customers that accounted for 10% or more of net sales.

         Temporary cash investments and trade receivables potentially subject the Company to concentrations of credit risk. The Company places its temporary cash investments with high credit-quality financial institutions, and by policy limits the amount of credit exposure to any one institution. The Company reviews a customer's credit history before extending credit and continually evaluates its accounts receivable. Concentrations of credit risk on trade receivables are limited due to the Company's large number of customers and their widely varying locations. Generally, the Company does not require collateral or other security to support its trade receivables.

         Cash and cash equivalents - Cash and cash equivalents consist of cash on hand, deposits in banks, financial instruments with a maturity of three months or less.

         Restricted cash - Restricted cash consists of the net auction proceeds from the sale of impaired assets during fiscal 2000. These funds are being held in a non-interest bearing account for payment, subject to court approval, of certain secured claims.

         Accounts receivable - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $160,000 and $142,000 at April 30, 2000 and 1999, respectively.

         Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                                APRIL 30,
                               ---------------------------------------------
                                     2000                        1999
                               ------------------         ------------------
         Logs                  $           6,571          $           6,649
         Lumber                            8,109                      6,001
         Supplies and Other                1,120                      1,066
                               ------------------         ------------------
                               $          15,800          $          13,716
                               ==================         ==================

         At April 30, 2000 and 1999, $555,000 and $553,000, respectively, of log inventory was valued at market, which represented a $59,000 reduction from cost. At April 30, 2000, $7,532,000 of lumber inventory was valued at market, which represented a $1,111,000 reduction from cost. At April 30, 1999, $4,893,000 of lumber inventory was valued at market, which represented a $429,000 reduction from cost.

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

         Timber and timberlands - Timber and timberlands are stated at the lower of aggregate cost or estimated disposal value, less the amortized cost of timber harvested. The portion of the cost attributable to standing timber is charged against income as timber is cut at rates based on the relationship between unamortized timber value and the estimated volume of recoverable timber. The costs of roads and land improvements are capitalized and amortized over their economic lives. The carrying costs of timber, timberlands and timber-related assets are expensed as incurred. The Company classifies timber and timber-related assets as current or long-term based upon expected harvest and disposal plans.

         Timber-cutting contracts - The Company purchases timber under various types of contracts. Certain contracts, for which the total purchase price is fixed, are recorded as assets along with the related liability at the date acquired. The remaining contracts, for which the total purchase price depends on the volume of timber removed, are considered to be commitments and are not recorded until the timber is removed. See Note 12 to Consolidated Financial Statements.

         Income taxes - Income taxes are provided for transactions in the year in which they are reflected in earnings, even though they may be reported for tax purposes in a different year. The resulting difference between taxes charged to operations and taxes paid is reported as deferred income taxes. Tax credits are recognized in the year utilized, using the flow-through method. See Note 8 to Consolidated Financial Statements.

         Accrued expenses - The following is a summary of the components of accrued expenses (in thousands):

                                                       APRIL 30,
                                          ----------------------------------
                                                2000                1999
                                          ---------------      -------------
    Payroll and related items             $        3,100       $      3,995
    Freight payable                                1,018              1,366
    Accrued Chapter 11 professional fees             877                 --
    Other                                          2,907              2,383
                                          ---------------      -------------
                                          $        7,902       $      7,744
                                          ===============      =============

         Since the Court reviews and approves the Chapter 11 professional fees prior to payment, the related accrued amount is management's estimate of professional services performed but not billed through April 30, 2000. Because the Court has the ability to adjust these fees, the actual amounts owed may differ from management's estimates.

         Reserves for self-insurance - workers' compensation - Under its self-insurance plan, the Company accrues the estimated cost of workers' compensation claims based on prior years' open claims. An accrual of $1.6 million and $2.0 million is included in the accompanying fiscal 2000 and 1999 financial statements, respectively. Payments based on actual fiscal 2000 claims ultimately filed could differ from these statements.

         Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

NOTE 3 - IMPAIRMENT CHARGES

         The Company classified certain property, plant and equipment related to three facilities as Assets Held for Sale during fiscal 1999. A total of three facilities and land parcels related to two former facilities are currently so classified. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment loss associated with two facilities in fiscal 1998 and three facilities in fiscal 1999. The resulting adjustments of approximately $6.1 million in fiscal 1999 and $4.2 million in fiscal 1998 were recorded to reduce the book value of these assets to their estimated fair value. An additional charge of $0.2 million was taken to adjust the value of inventories and supplies at closed operations to their estimated net realizable value. The Company considers continued operating losses and significant and long-term changes in industry conditions to be its primary indicators of potential impairment. An impairment was recognized when the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on appraisal values. The Company initially elected to continue operating one of these facilities but in July 2000 curtailed production indefinitely due to the deterioration of the lumber market. The other four facilities did not operate during fiscal 2000 and are for sale.

          During fiscal 2000, substantially all of the machinery and equipment at two of these locations were sold at auction. The loss on the sale of these impaired assets of $0.2 million was recorded as additional impairment loss in fiscal 2000. The proceeds from these sales are held by the Company as restricted cash. See Note 2 to Consolidated Financial Statements. At April 30, 2000, the impaired assets have a remaining carrying amount of $5.4 million. Together, these five facilities recorded net sales of $7.3 million, $12.0 million, and $74.6 million, and contributed net operating losses of $1.4 million, $5.5 million, and $4.0 million for the years ended April 30, 2000, 1999, and 1998, respectively, excluding the impairment charges recognized in fiscal 1998 and 1999.

         The Company continually considers market conditions and changes occurring in the forest products industry to evaluate the status of its individual mill facilities, and management believes that all necessary impairment adjustments have been made at April 30, 2000.


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

         The calculations of net income (loss) per share for the years ended April 30, 2000, 1999 and 1998 are summarized below (in thousands, except per-share data):

                                                                      Year Ended April 30,
                                                       -------------------------------------------------
                                                            2000             1999              1998
                                                       --------------    --------------    --------------
Net income (loss)                                      $        1,012    $     (10,246)    $     (12,150)
Preferred dividends                                                --            1,671             2,296
                                                       --------------    --------------    --------------

Net income (loss) applicable to common shareholders    $        1,012    $     (11,917)    $     (14,446)
                                                       ==============    ==============    ==============

Weighted average shares outstanding
     - Basic                                                   11,163           11,161            11,130

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                      --               --                --
     - Exercise of stock options                                   --               --                --
                                                       --------------    --------------    --------------

Average number of shares and equivalents outstanding
     - Diluted                                                 11,163           11,161            11,130
                                                       ==============    ==============    ==============

Net income (loss) per common share
     - Basic                                           $         0.09    $       (1.07)    $       (1.30)
                                                       ==============    ==============    ==============

     - Diluted                                         $         0.09    $       (1.07)    $       (1.30)
                                                       ==============    ==============    ==============


NOTE 5 - TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

         The following summarizes the components of timber, timberlands and timber-related assets (in thousands):

                                                            APRIL 30,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
         Timber held under contract               $       984     $       889
         Timber, timberlands, and timber deposits       1,049           1,131
         Logging roads (at amortized cost)                163             170
                                                  ------------    ------------
                                                  $     2,196     $     2,190
                                                  ============    ============

         Timber held under contract is composed of various public and private timber contracts representing approximately 2.7 million board feet (MMBF) at April 30, 2000 and 3.4 MMBF at April 30, 1999. Outstanding obligations relating to these contracts at April 30, 2000 and 1999, were $147,000 and $428,000, respectively.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE

         Under the Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after the filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $2.7 million was not accrued during the year ended April 30, 2000 as management believes these debts are under-secured. Amounts included under the caption "Current borrowings" at April 30, 2000 represent draws on a line of credit that was established to provide additional liquidity during the reorganization process. See Note 7 to the Consolidated Financial Statements. These amounts are not subject to compromise.

         Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at April 30, 2000 are the following (in thousands):
                                                         April 30,
                                                           2000
                                                      ----------------
         Trade, interest and other miscellaneous
              claims to unsecured creditors           $         6,242
         Secured notes                                            261
         Unsecured notes                                        1,007
         Senior secured debt                                   42,449
                                                      ----------------

                                                      $        49,959
                                                      ================



         Unsecured and under-secured claims may be liquidated and discharged at less than their face value. It is impossible at this time to predict the actual amount of recovery that each creditor may realize, since the valuation of the Company's assets and its claims may be subject to adjustment as part of the bankruptcy proceedings.

         As a result of the Chapter 11 proceedings, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their pre-petition debt agreements. Acceleration of this debt is stayed subject to the Chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the proceedings, unless ordered by the Court.

NOTE 7 -          BORROWINGS

         Long term debt consists of the following (in thousands):
                                                                              Year Ended April 30,
                                                                           ------------------------------
                                                                                2000             1999
                                                                           ------------      ------------
         Senior  secured  debt,  bearing  interest  at 10%;  principal payable in  quarterly  installments  of $1 million  beginning
         March 15, 1999, and a final payment in December 2004; secured by substantially all assets of
         the Company.                                                      $    42,449       $    42,449

         Secured notes, interest at 9% and 10%; payable on
         various dates; secured by various assets.                                 261               359

         Unsecured senior  subordinated notes, net of discount of $264 and $278 at April 30, 2000 and April 30, 1999,  respectively;
         8%  coupon,  effective  interest  rate of 13.3%;  semi-annual interest payments due each June 30 and
         December 31; principal due in full June 30, 2005.                       1,007               993

         Obligations under capital lease, effective interest rate of 4.9%          243                --
                                                                           ------------      ------------
                                                                                43,960            43,801

         Less current maturities                                               (43,777)          (43,474)
                                                                           ------------      ------------
                                                                           $       183       $       327
                                                                           ============      ============

         As discussed in Note 6, the Company is in default on substantially all of its pre-petition debt agreements as a result of the Company's Chapter 11 filing. Acceleration of these debts is stayed subject to the Chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the Chapter 11 proceedings, unless ordered by the Court. All of the Company's borrowings, with the exception of any borrowings against the debtor-in-possession, have been reclassified to "Liabilities Subject to Compromise."

         The Company obtained a $16 million debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") in October which will mature upon the earliest of April 5, 2001 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The weighted average rate of interest on outstanding short term borrowings on the Line of Credit is 9.0%. The Line of Credit allows the Company to borrow from time to time up to $14 million (the remaining $2 million must remain in reserve pursuant to the terms of the Line of Credit), including up to $5 million of letters of credit. As of April 30, 2000 there were $438,000 in borrowings on the Line of Credit and $2,935,000 in letters of credit outstanding.

NOTE 8 - PROVISION FOR INCOME TAXES

         The federal and state income tax  provision  consists of the  following
(in thousands):

                                                             Year Ended April 30,
                                          -----------------------------------------------------------
                                                2000                  1999                 1998
                                          ---------------       ---------------      ----------------
Income (loss) before income taxes         $         1,012       $       (10,342)     $         (9,786)
                                          ===============       ===============      ================
Provision for income taxes (benefit):
   Federal                                $           100       $           (96)     $          2,115
   State                                                0                     0                   249
                                          ---------------       ---------------      ----------------
                                          $           100       $           (96)     $          2,364
                                          ===============       ===============      ================

   Current                                $           100       $           (96)     $          1,451
   Deferred                                             0                     0                   913
                                          ---------------       ---------------      ----------------
                                          $           100       $           (96)     $          2,364
                                          ===============       ===============      ================

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal tax rate to income (loss) before taxes is attributable to the following (in thousands):

                                                                  Year Ended April 30,
                                        --------------------------------------------------------------------------
                                                 2000                      1999                      1998
                                        ----------------------    ----------------------    ----------------------
                                          Amount         %          Amount         %          Amount         %
                                        ---------     --------    ----------    --------    ----------    --------
Federal statutory income tax
  Provision (benefit)                        $344         34%      $(3,516)       (34%)      $(3,327)       (34%)
State statutory income tax provision
  (benefit)                                    40          4          (414)        (4)          (391)        (4)
Change in valuation allowance for
  Deferred tax assets                      (4,385)      (433)        3,492         34          7,282         74
Adjustment to available net operating
  loss carry-forward                        4,101        405
Carry-back (establishment) of net
  Operating losses (NOL) in years with
  Rates different than statutory rates         --         --            --         --         (1,200)       (12)
Other                                          --         --           342          3             --         --
                                        ---------     --------    ----------    --------    ----------    --------
Actual income tax provision (benefit)   $     100         10%       $  (96)         1%      $  2,364         24%
                                        =========     ========    ==========    ========    ==========    ========

         At April 30, 2000 and 1999, deferred tax assets and liabilities were composed of the following (in thousands):

                                                      Year Ended April 30,
                                                   -------------------------
                                                      2000           1999
                                                   ----------     ----------
Deferred tax assets:
    Vacation accruals                              $     241     $      183
    Insurance accruals                                   672            670
    Professional fee amortization and accruals           575            188
    Depreciation and capitalization differences
      between financial and tax accounting                64            722
    Tax benefit of NOL carryforward and
      tax credits carryforward                        16,602         12,010
    Bad debts,  discounts and other                      255            251
                                                   ----------     ----------
Net deferred tax assets                               18,409         14,024

Valuation allowance                                  (17,659)       (13,274)
                                                   ----------     ----------

Net deferred tax asset reported                    $     750      $     750
                                                   ==========     ==========

         Because of the difficult operating environment and the likely delayed or decreased use of the Company's deferred tax assets to offset future income, management has elected to record no income tax expense during the current year related to the income generated, but instead adjusted the reserve on the deferred tax assets. This, coupled with an adjustment to the usable net operating loss, resulted in an increase to the valuation reserve of approximately $4.3 million for the year ended April 30, 2000. The current year income tax expense of $100,000 is solely attributable to federal income taxes paid for income that cannot be offset with usable net operating losses in their entirety. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances change.

         As of April 30, 2000, the Company has approximately $40 million of federal NOL and approximately $28 million of state NOL available to offset future taxable income. These carry-forwards expire in 2007 and 2012.


NOTE 9 -          STOCKHOLDERS' EQUITY

         Stockholders' equity at April 30, 2000 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. The Company is currently in arrears on six consecutive quarterly dividend payments as of May 31, 2000 totaling $3,359,000.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding for both years ended April 30, 2000 and April 30, 1999. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,375,567 shares if the remaining outstanding Series B Preferred Stock is converted to Common Stock.

         The Company's current classes of common and preferred stock will be cancelled and any value remaining in these equity securities will be eliminated if the proposed Plan is confirmed by the Court.

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

         The Rights will become exercisable in the event that any person or group of affiliated persons becomes a holder of 15% or more of the Company's outstanding shares of Common Stock or any person or group of affiliated persons who at the date of the Rights Agreement, beneficially owned 15% or more of the then-outstanding shares of Common Stock, has acquired beneficial ownership of 31% or more of the outstanding shares of Common Stock. In addition, the Rights will become exercisable in the event of the commencement of a tender or exchange offer that, if consummated, would result in that person or group of affiliated persons meeting the above-listed requirements as to ownership of the Company's outstanding shares of Common Stock. Once the Rights become exercisable, each Right entitles its holder to purchase, by payment of a $7.50 exercise price, one one-hundredth of a share of Series C Junior Participating Preferred Stock, subject to adjustment. In addition, at any time after the above mentioned criteria have been met and prior to the acquisition of a 50% position, the Board of Directors may require each outstanding Right to be exchanged for one share of Common Stock. In general, none of the benefits of the Rights will be available to a holder of the Common Stock who meets the above-mentioned criteria. The Rights may be redeemed by the Company at a price of $0.01 per Right at any time prior to the above-mentioned criteria being met and to the expiration date of such Rights on March 4, 2008.


NOTE 10 - STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         The Company has in effect a Stock Option Plan ("Option Plan"). Non-qualified stock options may be granted to directors, independent contractors, consultants and employees to acquire up to 1,425,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The Option Plan provides for incremental vesting based upon the optionee's period of service with the Company, and is administered by the Board of Directors. Stock options outstanding at April 30, 2000, 1999 and 1998 related only to employees and directors.

                                                        Stock Options
                                                 ---------------------------
                                                                    Weighted
                                                                     Average
                                                    Number of       Exercise
                                                     Shares           Price
                                                 -------------      --------

         Shares under option at April 30, 1998      1,065,300       $   1.75

               Options granted                        643,295           0.72

               Options exercised                       (8,500)          0.99

               Options canceled                      (185,775)          1.62
                                                 -------------

         Shares under option at April 30, 1999      1,514,320       $   1.34

               Options granted                         60,000           0.09

               Options exercised                            0           0.00

               Options canceled                      (131,000)          1.61
                                                 -------------

         Shares under option at April 30, 2000      1,443,320       $   1.26
                                                 =============

         Options exercisable at April 30, 2000      1,032,170       $   1.47
                                                 =============

         Exercise prices for options outstanding as of April 30, 2000 ranged from $0.03825 to $3.00. The weighted average remaining contractual life of those options is 5.7 years and the weighted average exercise price is $1.26

                        Employee Options Outstanding                                       Options Exercisable
   ---------------------------------------------------------------------------      ----------------------------------
                                            Weighted Avg.
                           Number             Remaining         Weighted Avg.           Number          Weighted Avg.
      Range of            Outstanding       Contractual           Exercise            Exercisable        Exercise
   Exercise Price        at 4/30/00             Life               Price              at 4/30/00           Price
   --------------       --------------    -----------------    ---------------      --------------    ----------------
    $ 0.95625                15,400             2.7              $ 0.95625                15,400         $ 0.95625
      1.50000               340,350             1.8                1.50000               340,350           1.50000
      1.51500               218,625             6.0                1.51500               174,122           1.51500
      3.00000               165,650             2.3                3.00000               165,650           3.00000
      0.79690               543,295             8.5                0.79690               271,648           0.79690
      0.31880               100,000             9.0                0.31880                50,000           0.31880
      0.37190                10,000             9.1                0.37190                 2,500           0.37190
      0.03825                50,000            10.0                0.03825                12,500           0.03825
   $0.31880-$3.00         1,443,320             5.7              $ 1.26367             1,032,170         $ 1.47245
                        ==============                                              ==============




         Options for 1,046,375 shares remain available for grant under the 1996 Stock Option Plan. These options will have an exercise price of an amount per share determined by the Company's Board of Directors, but not less than 85% of the fair market value of the Company's Common Stock on the date of grant.

         The Company granted stock options for the purchase of 543,295 and 200,000 shares of the Company's Common Stock to Jess R. Drake and Robert W. Lockwood, respectively, pursuant to the terms of their employment contracts. The term of these options is ten years from the date of grant and they are not transferable other than by will or the laws of descent and distribution. The options will vest over a three-year period. The options granted Mr. Drake are in addition to and not a part of the 1996 Stock Option Plan.

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

         The Company also has two additional bonus programs. The first covers most salaried employees except for senior management, and is a quarterly bonus program based on pre-tax profits. The second is an annual bonus program covering senior executives and is also based on pre-tax profits. These programs, which automatically move the Company's total general and administrative expense up or down in cyclical earnings periods, are vital to the Company's ability to attract desirable salaried employees at lower than industry average compensation and benefits and to retain such employees through cyclical down-turn in earnings.

         The following summarizes the amounts paid during fiscal 2000 pursuant to the Company's bonus programs (in thousands):

                                          Year Ended April 30,
                                    --------------------------------
                                      2000        1999        1998
                                    --------    --------    --------
         Hourly employee bonus      $ 5,300     $ 4,100     $ 5,200
         Salaried employee bonus        600         900       1,200
                                    --------    --------    --------
                                    $ 5,900     $ 5,000     $ 6,400
                                    ========    ========    ========

         The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute 2 to 20% of their compensation. The Company matches contributions of employees participating in the
Safety/Production/Attendance Bonus program on a monthly basis in an amount as determined from time to time by the Board of Directors. Salaried employees are not generally entitled to matching contributions. During the years ended April 30, 2000, 1999 and 1998, the Company incurred expenses for matching contributions and plan administration of $291,000; $261,000; and $289,000 respectively. Company contributions to this plan are funded on a current basis.


NOTE 11 -  RELATED PARTY TRANSACTIONS

         During fiscal 2000, five of the Company's subsidiaries purchased logs worth approximately $8.1 million from Quinault Logging Company. During fiscal 1999 three of the Company's subsidiaries purchased logs worth approximately $3.9 million from Quinault Logging Company. Mr. Larry G. Black, who was a director of the Company from October 1997 until his resignation effective July 7, 2000, is chief executive officer of Quinault Logging Company and is president and sole director of Quinault Corporation, and the beneficial owner of approximately 17.2% of the Company's Common Stock.

NOTE 12 -  COMMITMENTS AND CONTINGENCIES

         (a) Timber commitments - At April 30, 2000, the Company had contracts to purchase approximately 25.4 MMBF of timber from the Oregon State Department of Forestry and others for an estimated stumpage cost of $6,868,000. Deposits were made on these contracts and additional payments are required as timber is removed. The expiration dates of the contracts are as follows:


         Year Ending        Stumpage
          April 30,           MMBF             Cost
         -----------        --------       -----------
             2001              3.9           $ 959,000
             2002              9.0           1,883,000
             2003              0.0                   0
             2004              5.0           1,608,000
             2005              7.5           2,418,000
                            --------       -----------
                              25.4          $6,868,000
                            ========       ===========



         (b) Leases - At April 30, 2000, the Company had future minimum rental commitments for operating leases as follows: 2001 - $940,000; 2002 - $386,000; 2003 - $286,000; 2004 - $124,000; 2005 - $34,000; thereafter - $5,000. In bankruptcy, the Company may elect to reject certain leases causing a reduction in the future minimum rental commitments for operating leases.

         Total rental expense for all leases was $1,447,000, $1,613,000 and $1,348,000 for the years ended April 30, 2000, 1999 and 1998, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

         (c) Litigation - On September 27, 1999, the Company filed for voluntary reorganization under Chapter 11 of the Code. Due to the Company's Chapter 11 filing, all action against the Company is stayed. The Company is involved in certain litigation primarily arising in the normal course of its business. In the opinion of management, the Company's liability, if any, under such pending litigation, excluding the Company's Chapter 11 filing, will not have a material impact upon the Company's consolidated financial condition or results of operations. A proposed Plan of Reorganization was deferred for consideration for 120 days at the Company's request due to adverse market conditions. Confirmation by the Court of the Plan or any other potential plan is uncertain.

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


NOTE 13 -  UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following quarterly information for the years ended April 30, 2000 and 1999 is unaudited, but includes all adjustments (including the impairment charges recognized in the fourth quarter of 1999) that management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):

                                                       Year Ended April 30, 2000
                          -------------------------------------------------------------------------------------
                                                                Quarter
                          -------------------------------------------------------------------------------------
                              First            Second            Third            Fourth             Total
                          -------------    -------------     -------------    --------------    ---------------
Net sales                 $     67,633     $     59,534      $     60,090     $     65,338      $      252,594
Gross profit (loss)       $     10,616     $      3,560      $      2,002     $        617      $       16,794
Net income (loss)         $      6,346     $       (725)     $     (1,539)    $     (3,070)     $        1,012
Net income (loss) per
  diluted common share    $       0.57     $      (0.07)     $      (0.14)    $      (0.27)     $         0.09


                                                       Year Ended April 30, 1999
                          -------------------------------------------------------------------------------------
                                                                Quarter
                          -------------------------------------------------------------------------------------
                             First            Second            Third            Fourth             Total
                          -------------    -------------     -------------    --------------    ---------------
Net sales                 $     47,661     $     51,240      $     44,257     $      52,232     $      195,390
Gross profit (loss)       $      3,486     $      3,381      $        984     $       3,524     $       11,375
Net income (loss)         $       (619)    $       (324)     $     (2,682)    $      (6,621)    $      (10,246)
Net income (loss) per
  diluted common share    $      (0.11)    $      (0.08)     $      (0.29)    $       (0.59)    $        (1.07)


NOTE 14 -         VALUATION AND QUALIFYING RESERVES

         The following table summarizes the activity associated with the Company's allowance for doubtful accounts and allowance for discounts for the years ended April 30, 1999, 1998 and 1997 (in thousands):

           Allowance for doubtful accounts -
                  deducted from accounts receivable in the balance sheet

                                            Year Ended April 30,
                                   --------------------------------------
                                     2000           1999           1998
                                   --------       --------       --------
Balance at beginning of year       $    55        $    39        $    49
Charged to costs and expenses           82             35              5
Deductions (1)                         (77)           (19)           (15)
                                   --------       --------       --------
Balance at end of year             $    60        $    55        $    39
                                   ========       ========       ========


           Allowance for discounts -
                  deducted from accounts receivable in the balance sheet

                                            Year Ended April 30,
                                   --------------------------------------
                                     2000           1999           1998
                                   --------       --------       --------
Balance at beginning of year       $    87        $    89        $   146
Charged to costs and expenses        2,344          1,814          2,296
Deductions(2)                       (2,331)        (1,816)        (2,353)
                                   --------       --------       --------
Balance at end of year             $   100        $    87        $    89
                                   ========       ========       ========


(1) Uncollected receivables written off, net of recoveries.
(2) Discounts taken by customers.


NOTE 15 - REORGANIZATION CHARGES

           As a result of the Chapter 11 proceedings, the company has incurred legal accounting and other professional fees. The following table summarizes the amounts charged to income through April 30, 2000.

                                     April 30,
                                       2000
                                    -----------
         Legal                      $     1,806
         Consulting                         458
         Accounting                         291
         Other                              250
                                    -----------

                                    $     2,805
                                    ===========

CORPORATE INFORMATION
---------------------

Annual Meeting
To be announced.

Investor Contact
TreeSource Industries, Inc.
Investor Relations Department
P.O. Box 5805
Portland, Oregon  97228-5805
10260 S.W. Greenburg Road, Suite 900
Portland, Oregon 97223-5519
Phone:     (503) 246-3440
Fax:       (503) 205-7605
Web:     http://www.treesource.com

Common Stock
TreeSource Industries, Inc.
Common stock is traded on the Bulletin Board (Symbol TRES)

Transfer Agent for Common Stock
ChaseMellon Shareholder Services, L.L.C.
Overpeck Centre
85 Challenger Road
Ridgefield Park, New Jersey 07660
Phone:     (800) 522-6645
Fax:       (206) 292-3196
Web:     http://www.chasemellon.com

Transfer Agent for Series A Preferred Stock and Series B Preferred Stock TreeSource Industries, Inc.
Stock Transfer Department
P.O. Box 5805
Portland, Oregon 97228-5805
10260 S.W. Greenburg Road, Suite 900
Portland, Oregon 97223-5519
Phone:       (503) 246-3440
Fax:         (503) 205-7605

Change of address information and questions regarding transfers and conversions should be directed to the transfer agent.

Trustee for 8% Senior Subordinated Notes due 2005
State Street Bank & Trust Company
Corporate Trust Department
P.O. Box 778
Boston, Massachusetts 02110
Two International Place
Boston, Massachusetts 02110
Phone:     (617) 662-1753
Fax:       (617) 662-1456

Counsel
Perkins Coie
Portland, Oregon

Auditors
Moss Adams LLP
Beaverton, Oregon

BOARD OF DIRECTORS, HEADQUARTERS, AND MILL LOCATIONS

Board of Directors                      Headquarters

Scott Christie (2)                      TreeSource Industries, Inc.
General Partner                         P.O. Box 5805
Christie Capital Management             Portland, Oregon  97228-5805
San Francisco, California               10260 S.W. Greenburg Road, Suite 900
Elected 1988                            Portland, Oregon 97223-5519
                                        Phone:       (503) 246-3440
Richard W. Detweiler (1)                Fax:         (503) 205-7605
Principal                               Web:  http://www.treesource.com
Carlisle Enterprises
LaJolla, California
Elected 1995                            Sales and Marketing

William H. Wright (1)(2)                TreeSource, Inc.
President                               P.O. Box 6316
Heartwood Consulting Service            Portland, Oregon 97228-6316
Gresham, Oregon                         10260 S.W. Greenburg Road, Suite 900
Elected 1992                            Portland, Oregon 97223-5519
                                        Phone:       (503) 246-8600
Jess R. Drake (3)                       Toll free outside Oregon: 1-800-843-5254
President                               Fax:         (503) 245-1483
TreeSource Industries, Inc.             Web:  http://www.treesource.com
Portland, Oregon
Elected 1998
                                        Timber

(1) Audit Committee                     Western Timber Co.
(2) Compensation Committee              P.O. Box 5805
(3) Executive Committee                 Portland, Oregon  97228-5805
                                        10260 S.W. Greenburg Road, Suite 900
                                        Portland, Oregon 97223-5519
                                        Phone:       (503) 246-3440
                                        Fax:         (503) 205-7605
                                        Web:  http://www.treesource.com


                                        Operation Locations

                                        Burke Lumber Co.
                                        P.O. Box 210
                                        Route 5
                                        West Burke, Vermont 05871-0210
                                        Phone:       (802) 467-3609
                                        Fax:         (802) 467-3051

Central Point Lumber Co.                Pacific Softwoods Co.
P.O. Box 5360                           P.O. Box 370
Central Point, Oregon 97502-0054        Philomath, Oregon 97370-0370
594 South Front Street                  950 Clemens Mill Road
Central Point, Oregon 97502-2723        Philomath, Oregon 97370
Phone:     (541) 664-2646               Phone:     (541) 929-2902
Fax:       (541) 664-3690               Fax:       (541) 929-2916

Glide Lumber Products Co.               Philomath Forest Products Co.
P.O. Box 370                            P.O. Box 218
Glide, Oregon 97443-0370                Philomath, Oregon 97370-0218
1577 Glide Loop Road                    1701 Chapel Road
Glide, Oregon 97443-9711                Philomath, Oregon 97370-9557
Phone:     (541) 496-3571
Fax:       (541) 496-0373               Sedro-Woolley Lumber Co.
                                        P.O. Box 639
Midway Engineered Wood Products, Inc.   Sedro-Woolley, Washington 98284-0639
5700 S.W. Reservoir Avenue              109 Jameson Avenue
Corvallis, Oregon 97333-2936            Sedro-Woolley, Washington 98284-1572

Morton Forest Products Co.              Spanaway Lumber Co.
P.O. Box I                              19111 38th Avenue East
Morton, Washington 98356-0049           Tacoma, Washington  98446-1189
247 Priest Road                         Phone:     (253) 847-1935
Morton, Washington 98356-9404           Fax:       (253) 847-2023
Phone:     (360) 496-6666
Fax:       (360) 496-6667               Trask River Lumber Co.
                                        5900 Moffett Road
North Powder Lumber Co.                 Tillamook, Oregon 97141-9621
P.O. Box 169                            Phone:     (503) 842-4007
North Powder, Oregon 97867-0169         Fax:       (503) 842-3178
105 Second Street
North Powder, Oregon 97867              Tumwater Lumber Co.
Phone:     (541) 898-2149               P.O. Box 4158
Fax:       (541) 898-2817               Tumwater, Washington 98501-0158
                                        8277 Center Street, S.W.
Pacific Hardwoods-South Bend Co.        Tumwater, Washington 98501-7227
P.O. Box 185                            Phone:     (360) 352-1548
South Bend, Washington 98586-0185       Fax:       (360) 943-4091
819 Ocean Street
Raymond, Washington 98577-2905
Phone:     (360) 942-5525
Fax:       (360) 942-5529