Form 10-Q
period 2000-07-31
WTD INDUSTRIES INC
filed 2000-09-14
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 31, 2000.

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


          10260 S.W. Greenburg Road, Suite 900, Portland, Oregon 97223
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)   (503) 246-3440
                                                     ------------------

         Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
         The number of shares outstanding of Registrant's Common Stock, no par value, at August 31, 2000 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.

                                      INDEX
                                                                        Page
                                                                       Number



PART I.  FINANCIAL INFORMATION.............................................3

Item 1.    Financial Statements............................................3

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................14


PART II. OTHER INFORMATION................................................18

Item 1.    Legal Proceedings..............................................18

Item 3.    Defaults Upon Senior Securities................................18

Item 6.    Exhibits and Reports on Form 8-K...............................19

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                                     JULY 31,
                                         ---------------------------------
                                             2000                 1999
                                         -----------         -------------

NET SALES                                $   46,132          $     67,633

COST OF SALES                                48,019                57,017
                                         -----------          ------------
GROSS PROFIT (LOSS)                          (1,887)               10,616

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     2,867                 3,241
REORGANIZATION CHARGES                          652                    --
                                         -----------          ------------
OPERATING INCOME (LOSS)                      (5,406)                7,375

OTHER INCOME (EXPENSE)
     Interest expense                           (30)               (1,114)
     Miscellaneous                               87                    86
                                         -----------          ------------
                                                 57                (1,028)
                                         -----------          ------------
INCOME (LOSS) BEFORE INCOME TAXES            (5,349)                6,347

PROVISIONS FOR INCOME TAXES (BENEFIT)            --                    --
                                         -----------          ------------

NET INCOME (LOSS)                            (5,349)                6,347

PREFERRED DIVIDENDS                              --                    --
                                         -----------          ------------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                 $   (5,349)          $     6,347
                                         ===========          ============

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                   ($0.48)                $0.57
                                             =======                =====

   - DILUTED                                 ($0.48)                $0.57
                                             =======                =====


The accompanying notes are an integral part of these consolidated financial statements.


                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)


                                                                 JULY 31,         APRIL 30,
                                                                   2000             2000
                                                               -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                                   $    3,437       $    1,871
   Restricted cash                                                    840            1,616
   Accounts receivable, net                                         6,465           12,462
   Inventories                                                     13,086           15,800
   Prepaid expenses                                                 2,795            2,535
   Income tax refund receivable                                        --               86
   Assets held for sale                                             5,490            5,433
   Timber, timberlands and timber-related assets                    3,145            2,196

                                                               -----------      -----------
      Total current assets                                         35,258           42,000


NOTES AND ACCOUNTS RECEIVABLE                                           4                5

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                             1,527            1,527
   Buildings and improvements                                       8,673            8,673
   Machinery and equipment                                         48,336           47,448
                                                               -----------      -----------

                                                                   58,536           57,648
      Less accumulated depreciation                                45,904           44,385

                                                               -----------      -----------
                                                                   12,632           13,263
   Construction in progress                                           206              101

                                                               -----------      -----------
                                                                   12,838           13,364

DEFERRED TAX ASSET                                                    750              750
OTHER ASSETS                                                        1,265            1,244

                                                               -----------      -----------
                                                               $   50,115       $   57,363
                                                               ===========      ===========





The accompanying notes are an integral part of these consolidated financial statements.




                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)



                                                                 JULY 31,         APRIL 30,
                                                                   2000             2000
                                                               -----------      -----------

CURRENT LIABILITIES
   Accounts payable                                            $    5,436       $    5,476
   Accrued expenses                                                 7,333            7,902
   Timber contracts payable                                           147              147
   Current borrowings                                                  64              499

                                                               -----------      -----------
      Total current liabilities                                    12,980           14,025

LONG-TERM DEBT, less current maturities                               159              183

LIABILITIES SUBJECT TO COMPROMISE                                  49,129           49,959

COMMITMENTS AND CONTINGENCIES                                          --               --

STOCKHOLDERS' EQUITY
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                          20,688           20,688
     Series B, 6,111 shares outstanding                               333              333
  Common Stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding                             28,761           28,761
  Additional paid-in capital                                           15               15
  Retained deficit                                                (61,950)         (56,601)

                                                               -----------      -----------
                                                                  (12,153)          (6,804)

                                                               -----------      -----------
                                                               $   50,115       $   57,363
                                                               ===========      ===========








The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                THREE MONTHS ENDED JULY 31,
                                                               ----------------------------
                                                                   2000             1999
                                                               -----------      -----------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   (5,349)      $    6,347
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Loss (gain) on sale of assets                                     (15)             --
    Depreciation, depletion and amortization                           714           1,141
    Accounts receivable                                              5,997            (866)
    Inventories                                                      2,714          (2,660)
    Prepaid expenses                                                 (260)            (529)
    Timber, timberlands and timber-related assets - current          (946)             186
    Payables and accruals                                            (700)           1,526
    Income taxes                                                       86               --

                                                               -----------      -----------
     Cash from operating activities                                 2,241            5,145
                                                               -----------      -----------

CASH FROM INVESTING ACTIVITIES:
  Notes and accounts receivable                                         1               14
  Acquisition of property, plant and equipment                       (291)            (325)
  Proceeds from the sale of fixed assets                               37               21

                                                               -----------      -----------
     Cash from investing activities                                  (253)            (290)
                                                               -----------      -----------

CASH FROM FINANCING ACTIVITIES:
  Proceeds (payments) from borrowings                                (459)              --
  Principal payments on long-term debt                               (738)              (5)
  Other assets                                                         (1)               5

                                                               -----------      -----------
     Cash from financing activities                                (1,198)              --
                                                               -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      790            4,855

CASH BALANCE AT BEGINNING OF PERIOD                                 3,487            2,131

                                                               -----------      -----------
CASH BALANCE AT END OF PERIOD                                  $    4,277       $    6,986
                                                               ===========      ===========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                     $       36       $       --
  Income taxes                                                 $       --       $       --

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

         On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that, if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of factors, including the resolution of disputed claims. On May 17, 2000, the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to current lumber market conditions. The Company may, at its option, further amend or withdraw the Plan.

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

         The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2000, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.

         Restricted cash represents proceeds from the sale of certain assets that would normally be remitted to the secured lenders to pay down debt. Because of the bankruptcy filing, these funds cannot be paid until the Court approves such payment. On July 18, 2000, $738 thousand in proceeds from the equipment sale at Sedro-Woolley were paid from restricted cash to the secured pre-petition lenders as ordered by the Court.

         Due to the filing for protection under chapter 11, there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment related to the carrying value of assets or liabilities should the Company be unable to continue as a going concern.


NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):


                                July 31,            April 30,
                                  2000                2000
                               ----------          ----------
         Logs                  $   6,618           $   6,571
         Lumber                    5,343               8,109
         Supplies and Other        1,125               1,120
                               ----------          ----------
                               $  13,086           $  15,800
                               ==========         ===========

NOTE 3 - STOCKHOLDERS' EQUITY

Stockholders' equity at July 31, 2000 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of July 31, 2000 the Company was in arrears on six consecutive quarterly dividend payments totaling approximately $3,325,000.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,373,589 shares if the shares of Series B Preferred Stock remaining outstanding at July 31, 2000 were converted to Common Stock.

         The Company's current classes of common and preferred stock will be cancelled and any value remaining in these equity securities will be eliminated if the proposed Plan is confirmed by the Court.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The calculations of net income (loss) per share for the three-month period ended July 31, 2000 and 1999 are summarized below (in thousands, except per-share data):
                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                          2000          1999
                                                       ---------     ---------
Net income (loss) applicable to common shareholders    $ (5,349)     $  6,347
                                                       =========     =========

Weighted average shares outstanding
     - Basic                                             11,163        11,163

Additional shares assumed from:
     - Conversion of Series B Preferred Stock               --          --
     - Exercise of stock options                            --          --
                                                       ---------     ---------

Average number of shares and equivalents outstanding
     - Diluted                                           11,163        11,163
                                                       =========     =========

Net income (loss) per common share
     - Basic                                           $  (0.48)     $    0.57
                                                       =========     =========

     - Diluted                                         $  (0.48)     $    0.57
                                                       =========     =========

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

         Under the Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after the filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $1,102,000 was not accrued during the quarter ended July 31, 2000 as management believes these debts are under-secured. See Note 6 for additional information.

         Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at July 31, 2000, and April 30, 2000, are the following (in thousands):
                                                        July 31,      April 30,
                                                          2000          2000
                                                       ---------     ---------
         Trade, interest and
               other miscellaneous claims              $  6,150      $  6,242
         Secured notes                                      261           261
         Unsecured notes                                  1,007         1,007
         Senior secured debt                             41,711        42,449
                                                       ---------     ---------

                                                       $ 49,129      $ 49,959
                                                       =========     =========

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

NOTE 6 - BORROWINGS

         Long-term borrowings and the Line of Credit consist of the following (in thousands):

                                                                 July 31,           April 30,
                                                                   2000                2000
                                                               -----------      -----------
Senior secured debt, bearing interest at 10%; principal
payable in quarterly installments of $1 million beginning
March 15, 1999, and a final payment in December 2004;
secured by substantially all assets of the Company.            $   41,711       $   42,449

Secured notes, interest at 9% and 10%; payable on
various dates; secured by various assets.                             261              261

Unsecured  senior  subordinated  notes, net of discount
of $264 at July 31, 2000 and April 30, 2000;
8% coupon, effective interest rate of 13.3%; semi-
annual interest payments due each June 30 and
December 31; principal due in full June 30, 2005.                   1,007            1,007

Obligations under capital leases.                                     223              243
                                                               -----------     ------------
                                                                   43,202           43,960

Less current maturities.                                              (64)             (60)
Less liabilities subject to compromise.                           (42,979)         (43,717)
                                                               -----------     ------------
                                                               $      159      $       183
                                                               ===========     ============

         As discussed in Note 5, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their pre-petition debt agreements as a result of the chapter 11 filing. Acceleration of these debts is stayed subject to the chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the chapter 11 proceedings, unless ordered by the Court. All of the Company's borrowings, with the exception of any borrowings against the debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") and certain capital lease obligations, have been reclassified to "Liabilities Subject to Compromise".

         The Company obtained a $16 million Line of Credit in October 1999 that matures upon the earliest of April 5, 2001 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The weighted average rate of interest on outstanding short term borrowings on the Line of Credit was 9.5%. The Line of Credit allows the Company to borrow from time to time up to $14 million (the remaining $2 million is reserved pursuant to the terms of the Line of Credit), including up to $5 million in letters of credit. As of July 31, 2000 there were no borrowings on the Line of Credit and $2,225,000 in letters of credit outstanding.

NOTE 7 - PROVISION  FOR INCOME  TAXES

         The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (the "NOL") carry forwards.

         The federal and state income tax provision consists of the following (in thousands):

                                      Three Months Ended July 31,
                                      ---------------------------
                                         2000             1999
                                      ----------       ----------
Income (loss) before income taxes     $  (5,349)      $    6,347
                                      ==========       ==========
Provision for income taxes:
   Federal                            $      --        $      --
   State                                     --               --
                                      ----------       ----------
                                      $      --        $      --
                                      ==========       ==========

   Current                            $      --        $      --
   Deferred                                  --               --
                                      ----------       ----------
                                      $      --        $      --
                                      ==========       ==========

         The Company's remaining adjusted NOL at April 30, 2000 was approximately $40 million for federal income tax and $28 million for state income tax purposes. These carry forwards expire in 2007 and 2012, respectively. As discussed in Note 1, the Company has filed for voluntary reorganization under chapter 11 of the Code, which could impact the availability of the NOLs to be used to offset future income. The Company may use a substantial portion of the NOLs prior to emerging from bankruptcy due to debt forgiveness and the conversion of debt to equity proposed in the plan of reorganization. Due to potential significant limitations of the NOLs associated with the bankruptcy and potential reorganization plans, the Company has fully reserved for its available NOLs at July 31, 2000. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation primarily arising in the normal course of its business. The Company's liability, if any, under such pending litigation could have a material impact upon the Company's consolidated financial condition or results of operations. See "Legal Proceedings".

         The Company is subject to many federal, state and local regulations regarding waste disposal and pollution control. Various governmental agencies have enacted, or are considering, regulations regarding a number of environmental issues that may require material expenditures in the future. These include regulations regarding log yard management, disposal of log yard waste, kiln process waste water, and air emissions from hog fuel fired boilers. The potential expenditures required for the Company to comply with any such regulations could have a material adverse impact on its consolidated financial condition and results of operations.

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

         Domestic lumber market conditions continued to weaken during the first quarter of fiscal 2001 due to industry overproduction and the decline in U.S. housing starts. The average price of the industry benchmark green fir 2x4 standard and better lumber decreased 11%, from $333 per unit in the quarter ended April 30, 2000, to $296 per unit in the quarter ended July 31, 2000. The average price of the industry benchmark #2 fir saw log also decreased 4% from $640 to $612 per unit during these periods. Because the decrease in lumber prices outpaced the decrease in log costs, industry margins and the Company's profits decreased. In response to the deterioration of the market, the Company curtailed production indefinitely at its facility in Burke, Vermont, which had net sales of $0.3 million, $7.3 million, and $4.6 million in fiscal years ending 2001, 2000, and 1999, respectively.

         On September 27, 1999, the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code ("the Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without Court approval. The costs associated with the reorganization totaled $652,000 during the quarter ended July 31, 2000. Interest expense for the quarter was approximately $1,102,000 lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are under-secured. (See "Legal Proceedings"). The Company filed for reorganization in response to a protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations. The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating.

         On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of issues, including the resolution of disputed claims. On May 17, the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to current lumber market conditions. The Company may, at its option, further amend or withdraw the Plan.

         The following table sets forth the percentages that certain expenses bear to net sales, and the period-to-period percentage change for each item:

                                    INCOME AND EXPENSE ITEMS     PERCENTAGE
                                               AS                 INCREASE
                                     A PERCENT OF NET SALES      (DECREASE)
                                   --------------------------- ---------------
                                                                   Three
                                         Three Months Ended       Months
                                              July 31,             Ended
                                   ---------------------------  ------------
                                         2000          1999       7/31/00
                                                                    to
                                                                  7/31/99
                                   -------------- ------------  ------------
Net sales                              100.0   %     100.0  %       (31.8)  %
Cost of sales                          104.1          84.3          (15.8)
                                   -----------    ----------    ------------
Gross Profit                           (4.1)          15.7         (117.8)

 Selling, general and
    administrative expense               6.2           4.8          (11.5)
Reorganization charges                   1.4           0.0              NM
                                   -----------    ----------    ------------

  Operating income (loss)              (11.7)         10.9         (173.3)

Interest expense                        (0.1)         (1.6)         (97.3)
Miscellaneous                            0.2           0.1            1.2
                                   -----------    ----------    ------------

Income (loss) before income taxes      (11.6)          9.4         (184.3)

Provision for income taxes               0.0           0.0              NM
                                   -----------    ----------    ------------

Net income (loss)                      (11.6)  %       9.4  %      (184.3)  %
                                   ===========    ==========    ============

NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison  of Three Months Ended July 31, 2000 and 1999
--------------------------------------------------------

         Net sales for the three months ended July 31, 2000 decreased $21.5 million (32%), as compared to the three months ended July 31, 1999. This decrease was principally caused by an 18% decrease in lumber sales volume and a 16% decrease in the weighted average net lumber sales price. In response to the relativley weak lumber market during the three months ended July 31, 2000, the Company either reduced operating hours or took extended downtime at most facilities.

         Gross profit for the quarter ended July 31, 2000 was (4.1%) of net sales, compared to 15.7% of net sales for the quarter ended July 31, 1999. Unit manufacturing costs in the three months ended July 31, 2000 increased 4% as compared to the three months ended July 31, 1999, primarily due to market-related production curtailments.

         Selling, general and administrative expenses for the quarter ended July 31, 2000 decreased by (11.5%) as compared to the quarter ended July 31, 1999, excluding reorganization charges. This decrease has resulted from the implementation of a number of cost-saving measures, such as corporate staff reductions, reduction in office lease space, and the closure of certain facilities.

         Reorganization charges for the quarter ended July 31, 2000 are comprised primarily of fees for professional services related to the bankruptcy.

         As of July 31, 2000, the Company had available an estimated $45 million in federal net operating losses and $33 million in state net operating losses to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the three months ended July 31, 2000 and 1999. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Liquidity and Capital Resources
-------------------------------

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and its $16 million debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires September 30, 2000. If the Company is unable to obtain a new cash collateral order by October 1, 2000, the Company may not be able to meet its short term liquidity needs. The Company's pre-petition senior secured creditors have in the past agreed to such a new cash collateral order during these bankruptcy proceedings. However, there is no guarantee the pre-petition secured creditors will agree to a new court collateral order.

         Cash and cash equivalents increased by approximately $1.6 million during the three months ended July 31, 2000, to $3.4 million, excluding $0.8 million in restricted cash. On July 18, 2000, the $738 thousand in proceeds from the equipment sale at Sedro-Woolley were paid from restricted cash to the secured pre-petition lenders as ordered by the Court. Approximately $2.2 million of cash was generated from operations due to the continued reduction in both accounts receivable and inventory from seasonal adjustments and curtailments of certain operations. The decrease in payables and accruals of $0.7 million resulted from the deterioration of the domestic lumber market. To conserve cash prior to filing for reorganization, the Company has not paid interest or principal on its senior secured debt and subordinated debentures, or dividends on its Series A Preferred Stock since March 1999.

         The Company historically has not had a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In October of 1999, in connection with filing for voluntary reorganization, the Company obtained the Line of Credit provide for day-to-day liquidity and seasonal log inventory increases. As of July 31, 2000 there was no borrowings on the Line of Credit and $2,225,000 in letters of credit outstanding.

         For the three months ended July 31, 2000, the Company spent $0.3 million for capital improvements to its facilities. The Company had no material commitments for capital spending at July 31, 2000.

         The Company does not invest in market risk sensitive instruments.


Factors Affecting  Forward-Looking Statements
---------------------------------------------

         The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: the uncertain outcome of the Company's chapter 11 filing; the approval of the Company's plan of reorganization; court approval of a new cash collateral order; adverse operating conditions; fluctuations in quarterly results; availability of logs; technological change; manufacturing risks; federal and state regulations; ability to utilize the NOLs; and the additional factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's annual report on Form 10-K for the year ended April 30, 2000.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 27, 1999, TreeSource Industries, Inc. and a majority of its subsidiaries filed a voluntary petition for reorganization under chapter 11 of the U.S. Bankruptcy Code. The proceeding was filed in the U.S. Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is titled: "TreeSource Industries, Inc., et al.", Case Numbers 99-10932, 99-10937 through 99-10961.

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

         The Company was named as a defendant in a claim for damages filed in U.S. District Court for Eastern District of Louisiana on January 26, 2000. The plaintiff is an employee of one of the Company's customers who alleges that he was injured while unloading a boxcar of lumber. (Alvin Robertson vs. TreeSource Industries, Inc., et al.). The suit, which was being defended by the Company's insurance carrier, has been settled by the insurance carrier.



Item 3.    Defaults Upon Senior Securities

           Due to the Company's inability to meet certain of its financial covenants and its filing for reorganization, the Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. On September 27, 1999 the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court of the Western District of Washington: In re TreeSource Industries, Inc., et al (Case Nos. 99-10932 and 99-10937 through 99-10961). As of August 31, 2000, the Company had not paid seven consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $3,933,000 and is in arrears on payment of approximately $6,800,000 in interest on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $397,000 in interest on its 8% unsecured senior notes as of August 31, 2000. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the pre-petition senior secured debt or unsecured senior subordinated debt, because management believes the claims of these debt holders are under-secured.











Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The Index to Exhibits is located on page 21.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             TreeSource Industries, Inc.
                                             -----------------------------------
                                             (Registrant)

                                             /s/ Jess R. Drake
                                             -----------------------------------
                                             Jess R. Drake
                                             President, Chief Executive Officer
                                             and Director

                                             /s/ Robert W. Lockwood
                                             -----------------------------------
                                             Robert W. Lockwood
                                             Vice President - Finance and Chief
                                             Financial Officer







September 14, 2000

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