Form 10-Q
period 2000-10-31
TREESOURCE INDUSTRIES INC
filed 2000-12-15
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended October 31, 2000.

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
         The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 2000 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.

                                      INDEX
                                                                         Page
                                                                        Number



PART I.     FINANCIAL INFORMATION...........................................3

Item 1.        Financial Statements.........................................3

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................14


PART II.    OTHER INFORMATION..............................................20

Item 1.        Legal Proceedings...........................................20

Item 3.        Defaults Upon Senior Securities.............................20

Item 6.        Exhibits and Reports on Form 8-K............................21

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                        THREE MONTHS            SIX MONTHS
                                           ENDED                  ENDED
                                         OCTOBER 31,             OCTOBER 31,
                                    ---------------------  --------------------
                                       2000        1999       2000       1999
                                    ---------   ---------  ---------  ---------

NET SALES                           $  40,040   $  59,535  $  86,172  $ 127,168

COST OF SALES                          39,347      55,974     87,366    112,991
                                    ---------   ---------  ---------  ---------

GROSS PROFIT (LOSS)                       693       3,561     (1,194)    14,177

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               2,547       2,624      5,414      5,866
REORGANIZATION CHARGES                    629         877      1,281        877
                                    ---------   ---------  ---------  ---------

OPERATING INCOME (LOSS)                (2,483)         60     (7,889)     7,434

OTHER INCOME (EXPENSE)
     Interest expense                     (27)       (718)       (57)    (1,832)
     Miscellaneous                         61          33        148        119
                                    ---------   ---------  ---------  ---------

                                           34        (685)        91     (1,713)
                                    ---------   ---------  ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES      (2,449)       (625)    (7,798)     5,721

PROVISIONS FOR INCOME TAXES (BENEFIT)      --         100         --        100
                                    ---------   ---------  ---------  ---------

NET INCOME (LOSS)                      (2,449)       (725)    (7,798)     5,621

PREFERRED DIVIDENDS                        --          --         --         --
                                    ---------   ---------  ---------  ---------

NET INCOME (LOSS) APPLICABLE

  TO COMMON STOCKHOLDERS            $  (2,449)  $    (725) $  (7,798)  $  5,621
                                    =========   =========  =========   ========
NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                             ($0.22)      $0.06     ($0.70)     $0.50
                                      =======      ======    =======      =====

   - DILUTED                           ($0.22)      $0.06     ($0.70)     $0.49
                                      =======      ======    =======      =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)


                                                    OCTOBER 31,       APRIL 30,
                                                       2000             2000
                                                   ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                       $      6,110     $      1,871
   Restricted cash                                          930            1,616
   Accounts receivable, net                               6,895           12,462
   Inventories                                            8,224           15,800
   Prepaid expenses                                       2,431            2,535
   Income tax refund receivable                              --               86
   Assets held for sale                                   4,967            5,433
   Timber, timberlands and timber-related assets          2,698            2,196

                                                   ------------     ------------
      Total current assets                               32,255           42,000


NOTES AND ACCOUNTS RECEIVABLE                                 4                5

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                   1,507            1,527
   Buildings and improvements                             8,633            8,673
   Machinery and equipment                               48,568           47,448
                                                   ------------     ------------

                                                         58,708           57,648
      Less accumulated depreciation                      46,497           44,385

                                                   ------------     ------------
                                                         12,211           13,263
   Construction in progress                                 159              101

                                                   ------------     ------------
                                                         12,370           13,364

DEFERRED TAX ASSET                                          750              750
OTHER ASSETS                                              1,683            1,244

                                                   ------------     ------------
                                                   $     47,062     $     57,363
                                                   ============     ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)



                                                    OCTOBER 31,       APRIL 30,
                                                       2000             2000
                                                   ------------    ------------
CURRENT LIABILITIES
   Accounts payable                                $      4,969    $      5,476
   Accrued expenses                                       7,351           7,902
   Timber contracts payable                                  --             147
   Current borrowings                                        65             499

                                                   ------------    ------------
      Total current liabilities                          12,385          14,025

LONG-TERM DEBT, less current maturities                     148             183

LIABILITIES SUBJECT TO COMPROMISE                        49,131          49,959

COMMITMENTS AND CONTINGENCIES                                --              --

STOCKHOLDERS' EQUITY
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                20,688          20,688
     Series B, 6,111 shares outstanding                     333             333
  Common Stock, no par value, 40,000,000
     shares authorized,
     11,162,874 issued and outstanding                   28,761          28,761
  Additional paid-in capital                                 15              15
  Retained deficit                                      (64,399)        (56,601)

                                                   ------------    ------------
                                                        (14,602)         (6,804)

                                                   ------------    ------------
                                                   $     47,062    $     57,363
                                                   ============    ============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                SIX MONTHS ENDED OCTOBER 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $     (7,798)   $      5,621
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Loss (gain) on sale of assets                                         10              --
    Depreciation, depletion and amortization                           1,343           2,197
    Accounts receivable                                                6,068          (1,039)
    Inventories                                                        7,493          (3,018)
    Prepaid expenses                                                     104          (3,840)
    Timber, timberlands and timber-related assets - current             (643)           (177)
    Payables and accruals                                             (1,148)          1,529
    Income taxes                                                          86              --
                                                                ------------    ------------
     Cash from operating activities                                    5,515           1,273
                                                                ------------    ------------
CASH FROM INVESTING ACTIVITIES:
  Notes and accounts receivable                                            1              18
  Acquisition of property, plant and equipment                          (488)           (569)
  Proceeds from the sale of fixed assets                                 127              --
  Net book value of retirements                                           --               7

                                                                ------------    ------------
     Cash from investing activities                                     (360)           (544)
                                                                ------------    ------------

CASH FROM FINANCING ACTIVITIES:
  Proceeds (payments) from borrowings                                   (458)            106
  Principal payments on long-term debt                                  (748)             --
  Other assets                                                          (396)              5

                                                                ------------    ------------
     Cash from financing activities                                   (1,602)            111
                                                                ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                            3,553             840

CASH BALANCE AT BEGINNING OF PERIOD                                    3,487           2,131

                                                                ------------    ------------
CASH BALANCE AT END OF PERIOD                                   $      7,040    $      2,971
                                                                ============    ============

CASH PAID DURING THE PERIOD FOR:
  Interest                                                      $         56    $         10
  Income taxes                                                  $         --    $        100




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

     On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that, if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of factors, including the resolution of disputed claims. On May 17, 2000 the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to poor lumber market conditions. The Company is currently negotiating a revised plan of reorganization with the secured lenders that may result in significant changes in the Plan. On November 30, 2000 the Company petitioned the Court to extend through March 31, 2001 the period of exclusivity (the time period in which the Company has the sole right to present a plan of reorganization), which otherwise expired on November 30, 2000. The Company's motion to extend the period of exclusivity is scheduled to be heard by the Court on December 22, 2000.

     In the opinion of management, the consolidated financial statements of TreeSource Industries, Inc. and subsidiaries presented herein, assuming continued operations under chapter 11, includes all adjustments, which are solely of a normal recurring nature or related to the bankruptcy, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. Most obligations outstanding at the time of the chapter 11 filing have been reclassified as non-current liabilities under the caption "Liabilities Subject to Compromise". No adjustments, other than the Court approved settlement in July 2000 with CIT, have been made to reflect any settlement of obligations resulting from the reorganization proceedings.

     The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2000 filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.

     Restricted cash represents proceeds from the sale of certain assets that would normally be remitted to the secured lenders to pay down debt. Due to the bankruptcy filing, these funds cannot be paid until the Court approves such payment.

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


NOTE 2 - INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):


                                                    October 31,      April 30,
                                                       2000             2000
                                                   ------------    ------------
         Logs                                      $      2,455    $      6,571
         Lumber                                           4,764           8,109
         Supplies and Other                               1,005           1,120
                                                   ------------    ------------
                                                   $      8,224    $     15,800
                                                   ============    ============

NOTE 3 - STOCKHOLDERS'  EQUITY

Stockholders'  equity at October 31, 2000 consists of the following:

     Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of October 31, 2000 the Company was in arrears on seven consecutive quarterly dividend payments totaling approximately $3,933,000.

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

     Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,375,567 shares if the shares of Series B Preferred Stock remaining outstanding at October 31, 2000 were converted to Common Stock.

     If the proposed Plan is confirmed by the Court the Company's current classes of common and preferred stock will be cancelled and any value remaining in these equity securities will be eliminated.

NOTE 4 - NET INCOME (LOSS) PER SHARE

     The calculations of net income (loss) per share for the three and six-month periods ended October 31, 2000 and 1999 are summarized below (in thousands, except per-share data):

                                                            Three Months Ended             Six Months Ended
                                                               October 31,                   October 31,
                                                      ----------------------------    ----------------------------
                                                          2000             1999          2000              1999
                                                      -----------      -----------    -----------      -----------
Net income (loss) applicable to common shareholders   $  (2,449)       $      (725)   $    (7,798)     $     5,621
                                                      ===========      ===========    ===========      ===========

Weighted average shares outstanding
     - Basic                                               11,163           11,163         11,163           11,163

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                  --               --             --               --
     - Exercise of stock options                               --               --             --               --
                                                      -----------      -----------    -----------      -----------

Average number of shares and equivalents outstanding
     - Diluted                                             11,163           11,163         11,163           11,163
                                                      ===========      ===========    ===========      ===========
Net income (loss) per common share
     - Basic                                          $  (0.22)         $ (0.06)      $   (0.70)       $   0.50
                                                      ===========      ===========    ===========      ===========

     - Diluted                                        $  (0.22)         $ (0.06)      $   (0.70)       $   0.49
                                                      ===========      ===========    ===========      ===========

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

     Under the Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after a chapter 11 filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $1,076,000 was not accrued during the quarter ended October 31, 2000 as management believes these debts are under-secured. See Note 6 for additional information.

     Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at October 31, 2000, and April 30, 2000, are the following (in thousands):

                                                    October 31,      April 30,
                                                       2000            2000
                                                   ------------    ------------
         Trade, interest and
           other miscellaneous claims              $      6,152   $       6,242
         Secured notes                                      261             261
         Unsecured notes                                  1,007           1,007
         Senior secured debt                             41,711          42,449
                                                   ------------    ------------
                                                   $     49,131   $      49,959
                                                   ============   ==============

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

NOTE 6 - BORROWINGS

     Long-term borrowings and the Line of Credit consist of the following (in thousands):

                                                                  October 31,     April 30,
                                                                    2000            2000
                                                                ------------    ------------
Senior secured debt, bearing interest at 10%; principal
payable in quarterly installments of $1 million beginning
March 15, 1999, and a final payment in December
2004; secured by substantially all assets of the
Company.                                                        $     41,711    $     42,449

Secured notes, interest at 9% and 10%; payable on
various dates; secured by various assets.                                261             261

Unsecured senior subordinated notes, net of discount
of $264 thousand at October 31, 2000 and April 30, 2000;
8% coupon,  effective  interest  rate of 13.3%;  semi-
annual interest payments due each June 30 and
December 31; principal due in full June 30, 2005.                      1,007           1,007

Obligations under capital leases.                                        213             243
                                                                ------------    ------------
                                                                      43,192          43,960

Less current maturities.                                                 (65)            (60)
Less liabilities subject to compromise.                              (42,979)        (43,717)
                                                                ------------    ------------
                                                                $        148    $        183
                                                                ============    ============

     As discussed in Note 5, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their pre-petition debt agreements as a result of the chapter 11 filing. Acceleration of these debts is stayed subject to the chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the chapter 11 proceedings, unless ordered by the Court. All of the Company's borrowings, with the exception of any borrowings against the debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") and certain capital lease obligations, have been reclassified as "Liabilities Subject to Compromise".

     The Company obtained a $16 million Line of Credit in October 1999 that matures upon the earliest of April 5, 2001 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The weighted average rate of interest on outstanding short-term borrowings on the Line of Credit was 9.5%. The Line of Credit allows the Company to borrow from time to time up to $14 million (the remaining $2 million is reserved pursuant to the terms of the Line of Credit), including up to $5 million in letters of credit. As of October 31, 2000 there were no borrowings on the Line of Credit and $1,850,000 in letters of credit outstanding.

     The Company may be unable to meet its liquidity needs if it is unable to confirm a plan of reorganization by, extend the maturity date of its Line of Credit beyond, or obtain alternate financing by, April 4, 2001.

NOTE 7 - PROVISION FOR INCOME TAXES

     The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss ("NOL") carry-forwards.

     The federal and state income tax provision consists of the following (in thousands):

                                                SIX MONTHS ENDED OCTOBER 31,
                                                ----------------------------
                                                    2000            1999
                                                ------------    ------------
Income (loss) before income taxes               $     (7,798)   $      5,721
                                                ============    ============
Provision for income taxes:
   Federal                                      $        --     $        100
   State                                                 --               --
                                                ------------    ------------
                                                $        --     $        100
                                                ============    ============

   Current                                      $        --     $        100
   Deferred                                              --               --
                                                ------------    ------------
                                                $        --     $        100
                                                ============    ============

     The Company's remaining adjusted NOLs at April 30, 2000 were approximately $40 million for federal income tax and $28 million for state income tax purposes. These carry-forwards expire in 2007 and 2012, respectively. As discussed in Note 1, the Company has filed for voluntary reorganization under chapter 11 of the Code, which could impact the availability of the NOLs to be used to offset future income. The Company may use a substantial portion of the NOLs prior to emerging from bankruptcy due to debt forgiveness and the conversion of debt to equity proposed in the Plan. Due to the potential limitations of the NOLs associated with the bankruptcy and potential reorganization plans, the Company has fully reserved for its available NOLs at October 31, 2000. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.


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

     Lumber market conditions remained generally weak during the second quarter of fiscal 2001 due to the oversupply of lumber in the North American market. The average price of the industry benchmark green fir 2x4 standard and better lumber decreased 2%, from $296 per unit in the quarter ended July 31, 2000, to $290 per unit in the quarter ended October 31, 2000. The average price of the industry benchmark #2 fir saw log also decreased 12% from $612 to $540 per unit during these same periods. Because the decrease in log costs exceeded the decrease in lumber prices, industry margins and the Company's gross profit improved. In response to the prolonged weak lumber market, particularly for kiln dried hemlock and other whitewood species, the Company reduced operating hours and took downtime at most facilities and curtailed production and reduced staffing to low levels at its facilities in Morton, Washington, and North Powder, Oregon. The Company anticipates restarting these two facilities when market conditions become more economically favorable. The Company also curtailed production indefinitely at, and is currently seeking to sell, its Central Point, Oregon mill, which had net sales of $3.4 million through October 31, 2000, and $20.5 million, $17.4 million, and $13.2 million in fiscal years ended 2000, 1999, and 1998, respectively.

     On September 27, 1999, the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without Court approval. The costs associated with the reorganization totaled $629,000 during the quarter ended October 31, 2000. Interest expense for the quarter was approximately $1,076,000 lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are under-secured. (See "Defaults Upon Senior Securities"). The Company filed for reorganization in response to a protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations.

The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating.

     On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of issues, including the resolution of disputed claims. On May 17, 2000 the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to poor lumber market conditions. The Company is currently negotiating a revised plan of reorganization with the secured lenders, which may result in significant changes in the Plan. On November 30, 2000 the Company petitioned the Court to extend the period of exclusivity (the time period in which the Company has the sole right to present a plan of reorganization), which expired on November 30, 2000. The Company's motion to extend the period of exclusivity is scheduled to be heard by the Court on December 22, 2000.


     In October, the Company auctioned the equipment at its Burke mill site. The assets that were sold in this auction had been previously written down and are included in "Assets held for sale" on the balance sheet. Proceeds from the sale of assets totaling approximately $501,000 were received on November 3, 2000, and are held as "restricted cash". As of October 31, 2000, $500,000 of restricted cash is held in a certificate of deposit with a 60-day maturity from the date of purchase. The remaining balance is held as cash on deposit in a money market account at the Company's financial institution. Restricted cash is stated at cost plus accrued interest, which approximates market value. The Company's practice is to invest cash with financial institutions that meet certain minimum capital surplus and credit rating requirements. Receipts from sales of the assets classified as "Assets held for sale" on the balance sheet will be held as "restricted cash" until either a plan of reorganization is confirmed or until their disbursement is ordered by the Court.

     The following table sets forth the percentages that certain expenses bear to net sales, and the period-to-period percentage change for each item:


                                          INCOME AND EXPENSE ITEMS AS                       PERCENTAGE
                                             A PERCENT OF NET SALES                    INCREASE (DECREASE)
                                   -------------------------------------------    -----------------------------
                                                                                  Three Months      Six Months
                                    Three Months Ended     Six Months Ended           Ended           Ended
                                       October 31,           October 31,            10/31/00         10/31/00
                                   --------------------- ---------------------
                                                                                       to               to
                                      2000       1999       2000       1999         10/31/99         10/31/99
                                   ---------- ---------- ---------- ----------    ------------     ------------
Net sales                           100.0 %    100.0 %    100.0 %    100.0 %          (32.7) %         (32.2) %

Cost of sales                        98.3       94.0      101.4       88.9            (29.7)           (22.7)
                                   ---------- ---------- ---------- ----------    ------------     ------------
Gross Profit (Loss)                   1.7        6.0       (1.4)      11.1            (80.5)              NM


Selling, general and

     Administrative expense           6.4        4.4        6.3        4.6             (2.9)            (7.7)

Reorganization charges                1.6        1.5        1.5        0.7            (28.3)            46.1
                                   ---------- ---------- ---------- ----------    ------------     ------------

  Operating income (loss)            (6.2)       0.1       (9.2)       5.8               NM               NM

Interest expense                     (0.1)      (1.2)      (0.1)      (1.4)           (96.2)           (96.9)
Miscellaneous                         0.2        0.1        0.2        0.1             84.8             24.4
                                   ---------- ---------- ---------- ----------    ------------     ------------

Income (loss) before income taxes    (6.1)      (1.0)      (9.0)       4.5            291.8               NM



Provision for income taxes (benefit)  0.0        0.2        0.0        0.1           (100.0)          (100.0)
                                   ---------- ---------- ---------- ----------    ------------     ------------

Net income (loss)                    (6.1) %    (1.2) %    (9.0)  %    4.4 %          237.8 %             NM %
                                   ========== ========== ========== ==========
NM - Not Meaningful
Note - percentages may not add due to rounding.


Comparison  of Three  Months  Ended  October 31, 2000 and 1999
--------------------------------------------------------------

     Net sales for the three months ended October 31, 2000 decreased $19.5 million (33%), as compared to the three months ended October 31, 1999. This decrease was principally caused by a 27% decrease in lumber sales volume and an 8% decrease in the weighted average net lumber sales price.

     Gross profit for the quarter ended October 31, 2000 was 1.7% of net sales, compared to 6.0% of net sales for the quarter ended October 31, 1999. Unit manufacturing costs in the three months ended October 31, 2000 increased 1% as compared to the three months ended October 31, 1999, primarily due to market-related production curtailments.

     Selling, general and administrative expenses for the quarter ended October 31, 2000 decreased by 2.9% as compared to the quarter ended October 31, 1999, excluding reorganization charges. This decrease has resulted from cost-saving measures, which include the closure of certain facilities.

     Reorganization charges for the quarter ended October 31, 2000 are comprised primarily of fees for professional services related to the bankruptcy.

     As of October 31, 2000, the Company had available an estimated $48 million in federal net operating losses ("NOLs") and $36 million in state NOLs to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the three months ended October 31, 2000 and 1999. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Comparison  of Six Months Ended  October 31, 2000 and 1999
----------------------------------------------------------

     Net sales for the six months ended October 31, 2000 decreased $41 million (32%), as compared to the six months ended October 31, 1999. This decrease was principally caused by a 25% decrease in lumber sales volume and a 10% decrease in the weighted average net lumber sales price.

     Gross profit for the six months ended October 31, 2000 was (1.4%) of net sales, compared to 11% of net sales for the six months ended October 31, 1999. Unit manufacturing costs for the six months ended October 31, 2000 increased 3% as compared to the six months ended October 31, 1999, primarily due to market-related production curtailments.

     Selling, general and administrative expenses for the six months ended October 31, 2000 decreased by 7.7% as compared to the six months ended October 31, 1999, excluding reorganization charges. This decrease has resulted from cost-saving measures, which include the closure of certain facilities.

     Reorganization charges for the six months ended October 31, 2000 are comprised primarily of fees for professional services related to the bankruptcy.

     As of October 31, 2000, the Company had available an estimated $48 million in federal NOLs and $36 million in state NOLs to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the six months ended October 31, 2000 and 1999. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents increased by approximately $3.5 million during the six months ended October 31, 2000 to $6.1 million, excluding $0.9 million in restricted cash. The increase in cash, despite substantial operating losses, resulted primarily from the combined $13.5 million decrease in inventories and accounts receivable from both the curtailment of operations at the Company's Burke, Central Point, Morton, and North Powder facilities and a general decrease in inventories at the Company's other locations. In addition the Company has not paid interest or principal on its senior secured debt and subordinated debentures, or dividends on its Series A Preferred Stock since March 1999.

     For the six months ended October 31, 2000, the Company spent $0.5 million for capital improvements to its facilities. The Company had no material commitments for capital spending at October 31, 2000.

     The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and its $16 million debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires December 31, 2000. If the Company is unable to obtain a new cash collateral order by January 1, 2001, the Company may not be able to meet its short term liquidity needs. The Company's pre-petition senior secured creditors have in the past agreed to such a new cash collateral order during these bankruptcy proceedings. However, there is no guarantee the pre-petition secured creditors will agree to a new cash collateral order.

     The Company historically has not had a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In October of 1999, in connection with filing for voluntary reorganization, the Company obtained the Line of Credit, which will mature upon the earlier of April 4, 2001 or the effective date of a final order of reorganiation, to provide for day-to-day liquidity and seasonal log inventory increases. As of October 31, 2000 there were no borrowings on the Line of Credit and $1,850,000 in letters of credit outstanding.

The Company may be unable to meet its liquidity needs if it is unable to confirm a plan of reorganization by, extend the maturity date of its Line of Credit beyond, or obtain alternate financing by, April 4, 2001.

     The Company does not invest in market risk sensitive instruments.


Factors Affecting  Forward-Looking Statements
---------------------------------------------

     The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: the uncertain outcome of the Company's chapter 11 filing; the approval of the Company's plan of reorganization; adverse operating conditions; fluctuations in quarterly results; availability of logs; court approval of a new cash collateral order; renewal and court approval of a revolving line of credit; technological change; manufacturing risks; federal and state regulations; ability to utilize the NOLs; and the additional factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's annual report on Form 10-K for the year ended April 30, 2000.

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

     The Company and its Trask River Lumber subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., vs. WTD Industries, Inc., Trask River Lumber and Bruce L. Engel). Although the case was stayed by the Company's chapter 11 filing, the plaintiffs filed a class Proof of Claim. The Court has agreed to certify a class and the parties have agreed to a settlement of the class member's wage claims. Any claims allowed by the Court will be treated in accordance with the terms of the Company's chapter 11 plan of reorganization.

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

Item 3.           Defaults Upon Senior Securities

     Due to the Company's inability to meet certain of its financial covenants and its filing for reorganization, the Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. On September 27, 1999 the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court of the Western District of
Washington: In re TreeSource Industries, Inc., et al (Case Nos. 99-10932 and 99-10937 through 99-10961). As of November 30, 2000, the Company has not paid eight consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $4,541,000 and is in arrears on payment of approximately $7,700,000 in interest on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $178,000 in interest to non-affiliated parties on its 8% unsecured senior notes as of November 30, 2000. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the pre-petition senior secured debt or unsecured senior subordinated debt, because management believes the claims of these debt holders are under-secured.

Item 6.           Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The Index to Exhibits is located on page 23.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended October 31, 2000.

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







December 14, 2000

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