Form 10-Q
period 2001-01-31
TREESOURCE INDUSTRIES INC
filed 2001-03-16
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended January 31, 2001
                                    ----------------

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
         The number of shares outstanding of Registrant's Common Stock, no par value, at February 28, 2001 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.
                           ---------------------------

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION................................................3

Item 1.    Financial Statements...............................................3

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................15

PART II. OTHER INFORMATION...................................................21

Item 1.    Legal Proceedings.................................................21

Item 3.    Defaults Upon Senior Securities...................................21

Item 6.    Exhibits and Reports on Form 8-K..................................22

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 JANUARY 31,              JANUARY 31,
                                                           ----------------------   ----------------------
                                                              2001        2000         2001        2000
                                                           ----------  ----------   ----------  ----------
NET SALES                                                  $   30,933  $   60,094   $  117,105  $  187,262

COST OF SALES                                                  31,466      58,088      118,832     171,079
                                                           ----------  ----------   ----------  ----------
GROSS PROFIT (LOSS)                                              (533)      2,006       (1,727)     16,183

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                       2,406       2,411        7,820       8,276
REORGANIZATION CHARGES                                              6         942        1,287       1,819
IMPAIRMENT CHARGE                                               4,956          --        4,956          --
                                                           ----------  ----------   ----------  ----------
OPERATING INCOME (LOSS)                                        (7,901)     (1,347)     (15,790)      6,088

OTHER INCOME (EXPENSE)
     Interest expense                                             (27)        (93)         (84)     (1,926)
     Miscellaneous                                                116         (98)         264          21
                                                           ----------  ----------   ----------  ----------
                                                                   89        (191)         180      (1,905)
                                                           ----------  ----------   ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES                              (7,812)     (1,538)     (15,610)      4,183
PROVISIONS FOR INCOME TAXES (BENEFIT)                             750          --          750         100
                                                           ----------  ----------   ----------  ----------

NET INCOME (LOSS)                                              (8,562)     (1,538)     (16,360)      4,083
                                                           ----------  ----------   ----------  ----------
PREFERRED DIVIDENDS                                                --          --           --          --
                                                           ----------  ----------   ----------  ----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                                   $   (8,562) $   (1,538)  $  (16,360) $    4,083
                                                           ==========  ==========   ==========  ==========

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                                     ($0.77)     ($0.14)      ($1.47)      $0.37
                                                              =======     =======      =======       =====

   - DILUTED                                                   ($0.77)     ($0.14)      ($1.47)      $0.37
                                                              =======     =======      =======       =====

DIFFERENCE BETWEEN ACTUAL INTEREST
     EXPENSE AND ACCRUED INTEREST                                  --          --           --         147



The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)


                                                         JANUARY 31,         APRIL 30,
                                                            2001               2000
                                                        ------------       -------------
CURRENT ASSETS
   Cash and cash equivalents                            $     1,591        $      1,871
   Restricted cash                                            1,436               1,616
   Accounts receivable, net                                   5,211              12,462
   Inventories                                                8,571              15,800
   Prepaid expenses                                           3,088               2,535
   Income tax refund receivable                                  --                  86
   Assets held for sale                                       7,060               5,433
   Timber, timberlands and timber-related assets              2,235               2,196

                                                        ------------       -------------
      Total current assets                                   29,192              42,000


NOTES AND ACCOUNTS RECEIVABLE                                     3                   5

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                         510               1,527
   Buildings and improvements                                 4,553               8,673
   Machinery and equipment                                   26,113              47,448
                                                        ------------       -------------
                                                             31,176              57,648

      Less accumulated depreciation                          25,710              44,385
                                                        ------------       -------------
                                                              5,466              13,263
   Construction in progress                                     337                 101
                                                        ------------       -------------
                                                              5,803              13,364

DEFERRED TAX ASSET                                               --                 750
OTHER ASSETS                                                  1,706               1,244
                                                        ------------       -------------
                                                        $    36,704        $     57,363
                                                        ============       =============




The accompanying notes are an integral part of these consolidated financial statements.




                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)



                                                         JANUARY 31,         APRIL 30,
                                                            2001               2000
                                                        ------------       -------------
CURRENT LIABILITIES
   Accounts payable                                     $     4,906        $      5,476
   Accrued expenses                                           5,654               7,902
   Timber contracts payable                                      --                 147
   Current borrowings                                            66                 499

                                                        ------------       -------------
      Total current liabilities                              10,626              14,025

LONG-TERM DEBT, less current maturities                         132                 183

LIABILITIES SUBJECT TO COMPROMISE                            49,110              49,959

COMMITMENTS AND CONTINGENCIES                                    --                  --

STOCKHOLDERS' EQUITY
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                    20,688              20,688
     Series B, 6,111 shares outstanding                         333                 333
  Common Stock, no par value, 40,000,000 shares
     authorized,
     11,162,874 issued and outstanding                       28,761              28,761
  Additional paid-in capital                                     15                  15
  Retained deficit                                          (72,961)            (56,601)

                                                        ------------       -------------
                                                            (23,164)             (6,804)

                                                        ------------       -------------
                                                        $    36,704        $     57,363
                                                        =============      =============



The accompanying notes are an integral part of these consolidated financial statements.


                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                  NINE MONTHS ENDED JANUARY 31,
                                                                -------------------------------
                                                                    2001                2000
                                                                ------------        -----------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $    (16,360)       $     4,083
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Loss (gain) on sale of assets                                         10                147
    Depreciation, depletion and amortization                           1,753              3,242
    Deferred income tax                                                  750                 --
    Impairment loss                                                    4,956                 --
    Accounts receivable                                                7,752             (3,805)
    Inventories                                                        6,586             (8,775)
    Prepaid expenses                                                    (553)            (5,853)
    Timber, timberlands and timber-related assets - current             (177)                33
    Payables and accruals                                             (2,410)             7,219
    Reorganization payables and accruals                                (519)            (1,356)
    Income taxes                                                          86                 --
                                                                ------------        -----------
     Cash from operating activities                                    1,874             (5,065)
                                                                ------------        -----------

CASH FROM INVESTING ACTIVITIES:
  Notes and accounts receivable                                            2                 22
  Acquisition of property, plant and equipment                          (855)            (1,389)
  Proceeds from the sale of fixed assets                                 136              1,583
                                                                ------------        -----------
     Cash from investing activities                                     (717)               216
                                                                ------------        -----------

CASH FROM FINANCING ACTIVITIES:
  Proceeds (payments) from borrowings                                   (458)             6,936
  Principal payments on long-term debt                                  (763)                --
  Other assets                                                          (396)               (17)
                                                                ------------        -----------
     Cash from financing activities                                   (1,617)             6,919
                                                                ------------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (460)             2,070

CASH BALANCE AT BEGINNING OF PERIOD                                    3,487              2,131

                                                                ------------        -----------
CASH BALANCE AT END OF PERIOD                                   $      3,027        $     4,201
                                                                ============        ===========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                      $         73        $       147
  Income taxes                                                  $         --        $       100





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

         On April 12, 2000 the Company filed an Amended Joint Plan of Reorganization (the "Plan") in U.S. Bankruptcy Court (the "Court") that, if confirmed by the Court, would result in the cancellation of the Company's current classes of common and preferred stock and eliminate any value remaining in these equity securities. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Under the proposed Plan, these senior secured lenders would exchange a portion of their claims against the Company for new equity securities to be issued by the Company pursuant to the Plan. The proposed Plan also sets up a defined pool of funds from which unsecured trade creditors would be paid. The percentage recovery for unsecured trade creditors would depend on a number of factors, including the resolution of disputed claims. On May 17, 2000 the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to poor lumber market conditions. No date has been set for a confirmation hearing. On December 22, 2000 the Court approved an extension, through March 31, 2001, of the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization). The period of exclusivity is subject to certain actions that allow the pre-petition senior secured lenders to end exclusivity from January 31, 2001 forward. No such termination in the period of exclusivity has occurred. The Company continues to negotiate with its senior secured lenders and is assessing available strategic alternatives, including the possible sale of its operations. The outcome of these negotiations and any potential sale are likely to adversely impact pre-petition unsecured creditors. It is unlikely, in any event, that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

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

         Restricted cash represents proceeds from the sale of certain assets that would normally be remitted to the secured lenders to pay down debt. Due to a Court order, these funds cannot be paid until approved by the Court.

         Assets held for sale represents the fair value of the long-lived assets, less the estimated cost of sale, of Burke, Central Point, Midway, Morton, North Powder, Pacific Hardwoods, Pacific Softwoods, Philomath, and Sedro-Woolley. During the past quarter the Company has categorized the assets of Central Point, Morton, North Powder, and Pacific Hardwoods as impaired and is evaluating a possible sale of its other operations, but no additional assets have been included in the classification of Assets held for sale as a result of this possibility.

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


NOTE 2 -          INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                     January 31,       April 30,
                                        2001             2000
                                     ----------       -----------
         Logs                        $   4,782        $   6,571
         Lumber                          3,331            8,109
         Supplies and Other              1,018            1,120
                                     ----------       -----------
                                     $   9,131        $  15,800
                                     ==========       ===========

NOTE     3 -  STOCKHOLDERS'  EQUITY

Stockholders' equity at January 31, 2001 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of January 31, 2001 the Company was in arrears on eight consecutive quarterly dividend payments totaling approximately $4,541,000.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,375,567 shares if the shares of Series B Preferred Stock remaining outstanding at January 31, 2001 were converted to Common Stock.

         If the proposed Plan is confirmed by the Court, the Company's current classes of common and preferred stock will be cancelled and any value remaining in these equity securities will be eliminated. It is unlikely, in any event, that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

NOTE 4 -          NET INCOME (LOSS) PER SHARE

         The calculations of net income (loss) per share for the three- and nine-month periods ended January 31, 2001 and 2000 are summarized below (in thousands, except per-share data):

                                                             Three Months Ended             Nine Months Ended
                                                                January 31,                    January 31,
                                                        --------------------------      ----------------------------
                                                            2001           2000            2001             2000
                                                        -----------    -----------     -----------      -----------
Net income (loss) applicable to common shareholders     $    (8,562)   $    (1,538)    $   (16,360)     $     4,083
                                                        ===========    ===========     ===========      ===========

Weighted average shares outstanding
     - Basic                                                 11,163         11,163          11,163           11,163

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                  --             --              --               --
     - Exercise of stock options                               --             --              --               --
                                                        -----------    -----------     -----------      -----------

Average number of shares and equivalents outstanding
     - Diluted                                               11,163         11,163          11,163           11,163
                                                        ===========    ===========     ===========      ===========

Net income (loss) per common share
     - Basic                                            $     (0.77)   $     (0.14)    $     (1.47)     $      0.37
                                                        ===========    ===========     ===========      ===========

     - Diluted                                          $     (0.77)   $     (0.14)    $     (1.47)     $      0.37
                                                        ===========    ===========     ===========      ===========

NOTE 5 -          LIABILITIES SUBJECT TO COMPROMISE

         Under the Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after a chapter 11 filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $1,077,000 was not accrued during the quarter ended January 31, 2001 as management believes these debts are under-secured. See Note 6 for additional information.

         Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at January 31, 2001, and April 30, 2000, are the following (in thousands):
                                                January 31,       April 30,
                                                   2001             2000
                                           ---------------- ----------------
         Trade, interest and
           other miscellaneous claims      $       6,131    $       6,242
         Secured notes                               261              261
         Unsecured notes                           1,007            1,007
         Senior secured debt                      41,711           42,449
                                           ---------------- ----------------
                                           $      49,110    $      49,959
                                           ================ ================

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

NOTE 6 - BORROWINGS

         Long-term borrowings and the Line of Credit consist of the following (in thousands):

                                                                      January 31,        April 30,
                                                                         2001              2000
                                                                     -------------     -------------
Senior secured debt, bearing interest at 10%; principal              $     41,711      $     42,449
payable in quarterly installments of $1 million beginning
March 15, 1999, and a final payment in December 2004; secured by substantially all assets of the Company.

Secured notes, interest at 9% and 10%; payable on
various dates; secured by various assets.                                     261               261

Unsecured senior subordinated notes, net of discount of
$264 thousand at January 31, 2001 and April 30, 2000;
8% coupon, effective interest rate of 13.3%; semi-annual
interest payments due each June 30 and December 31;
principal due in full June 30, 2005.                                        1,007             1,007

Obligations under capital leases.                                             198               243
                                                                     -------------     -------------
                                                                           43,177            43,960

Less current maturities.                                                      (66)              (60)
Less liabilities subject to compromise.                                   (42,979)          (43,717)
                                                                     -------------     -------------
                                                                     $        132       $       183
                                                                     =============     =============

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

         The Company obtained a $16 million Line of Credit in October 1999 that matures upon the earliest of April 5, 2001 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The weighted average rate of interest on outstanding short-term borrowings on the Line of Credit was 9%. The Line of Credit allows the Company to borrow from time to time up to $14 million (the remaining $2 million is reserved pursuant to the terms of the Line of Credit), including up to $5 million in letters of credit. As of January 31, 2001 there were no borrowings on the Line of Credit and $1,650,000 in letters of credit outstanding.

         The Company may be unable to meet its liquidity needs if it is unable to confirm a plan of reorganization by, extend the maturity date of its Line of Credit beyond, or obtain alternate financing by, April 4, 2001. The Company has received an offer to extend the Line of Credit and is currently negotiating the terms of such extension.

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

                                       Nine Months Ended January 31,
                                       ----------------------------
                                           2001            2000
                                       ------------     -----------
Income (loss) before income taxes      $   (15,610)     $    4,183
                                       ============     ===========
Provision for income taxes:
   Federal                             $      750       $      100
   State                                       --               --
                                       ------------     -----------
                                       $      750       $      100
                                       ============     ===========

   Current                             $       --       $      100
   Deferred                                    750              --
                                       ------------     -----------
                                       $       750      $      100
                                       ============     ===========

         The Company's remaining adjusted NOLs at April 30, 2000 were approximately $40 million for federal income tax and $28 million for state income tax purposes. These carry-forwards expire in 2007 and 2012, respectively. As discussed in Note 1, the Company has filed for voluntary reorganization under chapter 11 of the Code, which could impact the availability of the NOLs to be used to offset future income. Due to the continued operating losses incurred by the Company, the uncertain outcome of the Company's efforts to reorganize, and potentially significant limitations on the use of the NOLs if the Company does reorganize, the Company has fully reserved for its available NOLs at January 31, 2001. Management has also reduced to zero any deferred tax asset as a result of the continued operating losses. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation primarily arising in the normal course of its business. The Company's liability, if any, under such pending litigation would be treated as part of a plan of reorganization. See "Legal Proceedings".

         The Company is subject to many federal, state and local regulations regarding waste disposal and pollution control at all production facilities. Various governmental agencies have enacted, or are considering, regulations regarding a number of environmental issues that may require material expenditures in the future. These include regulations regarding log yard management, disposal of log yard waste, kiln process waste water, and air emissions from hog fuel fired boilers.

         In accordance with the Company's accounting practice, environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably determine a probable course and cost of correction.

         Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates, appropriate cleanup technology, the extent of corrective actions required, the number and financial condition of other potential responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amount, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable.

         Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or results of operations. However, the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period. In addition, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

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

         Lumber market conditions remained weak during the third quarter of fiscal 2001 due to a continued oversupply of lumber caused by a slow down in construction activity. The average price of the industry benchmark green fir 2x4 standard and better lumber increased 1%, from $290 per unit in the quarter ended October 31, 2000, to $294 per unit in the quarter ended January 31, 2001. The average price of the industry benchmark #2 fir saw log also increased 3% from $540 to $554 per unit during these same periods. Because the increase in log costs exceeded the increase in lumber prices, industry margins and the Company's gross profit declined.

         Prolonged weak lumber market conditions and uncertainty surrounding the outcome of the Company's bankruptcy have caused management to evaluate substantially all its long-lived assets for financial impairment. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are considered impaired and values reduced. The value of the assets the Company intends to sell are adjusted to reflect management's estimate of their fair value less the cost of sale. Fair value is determined using appraisals, comparative sales, and other methods. Based on these evaluations, there was an additional impairment loss recognized in the amount of $5 million during the quarter ended January 31, 2001, for the mills in: Central Point, Oregon; North Powder, Oregon; Morton, Washington; South Bend, Washington; and for the previously impaired Pacific Softwoods mill in Philomath, Oregon. Production at Central Point, North Powder, and Morton was curtailed in the second quarter and production at South Bend is currently being curtailed. These four facilities, which collectively had net sales of $21.2 million through January 31, 2001, and $75.9 million, $66.4 million, and $54.7 million in fiscal years ended 2000, 1999, and 1998, respectively, are being offered for sale.

         On September 27, 1999, the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without Court approval. Interest expense for the quarter was approximately $1,077,000 lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are under-secured. (See "Defaults Upon Senior Securities"). The Company filed for reorganization in response to a protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations. The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating.

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

         On May 17, 2000 the Company successfully petitioned the Court to delay the Plan confirmation hearing for 120 days due to poor lumber market conditions. No hearing date for a confirmation hearing has been set. On December 22, 2000 the Court approved an extension, through March 31, 2001, of the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization). The period of exclusivity is subject to certain actions that allow the pre-petition senior secured lenders to end exclusivity from January 31, 2001 forward. No such termination in the period of exclusivity has occurred. The Company is currently negotiating with its senior secured lenders and evaluating a potential sale of its operations. The outcome of these negotiations and any potential sale are likely to adversely impact pre-petition unsecured creditors. It is unlikely, in any event, that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

         Because of the Company's request to extend the Plan confirmation hearing, administrative costs in connection with the reorganization proceedings dropped substantially below expected levels. Since these charges are remitted directly to the Court and are paid by the Company every four months upon notice from the Court, management over accrued for these expenses in the previous quarter. As a result, although the actual amount paid during the quarter ended January 31, 2001, was $519,000, the expenses that appear on the Consolidated Statement of Operations associated with the reorganization totaled only $6,000.

         As of January 31, 2001, $500,000 of restricted cash is held in a certificate of deposit with a 60-day maturity from the date of purchase. The remaining balance is held as cash on deposit in a money market account at the Company's financial institution. Restricted cash is stated at cost plus accrued interest, which approximates market value. The Company's practice is to invest cash with financial institutions that meet certain minimum capital surplus and credit rating requirements. Receipts from sales of the assets classified as Assets held for sale on the balance sheet will be held as "restricted cash" until either a plan of reorganization is confirmed or until their disbursement is ordered by the Court.

         The following table sets forth the percentages that certain expenses bear to net sales, and the period-to-period percentage change for each item:

                                          INCOME AND EXPENSE ITEMS AS                       PERCENTAGE
                                             A PERCENT OF NET SALES                    INCREASE (DECREASE)
                                   -------------------------------------------    -------------------------------
                                                                                  Three Months    Nine Months
                                    Three Months Ended    Nine Months Ended           Ended          Ended
                                       January 31,           January 31,             1/31/01        1/31/01
                                   --------------------- ---------------------         To              To
                                      2001       2000       2001       2000          1/31/00        1/31/00
                                   --------   --------   --------   --------         ---------     ---------
Net sales                            100.0 %    100.0 %    100.0 %    100.0 %         (48.5) %      (37.5) %
Cost of sales                        101.7       96.7      101.5       91.4           (45.8)        (30.5)
                                   --------   --------   --------   --------         ---------     ---------
Gross Profit (Loss)                   (1.7)       3.3      (1.5)        8.6              NM            NM

 Selling, general and
    Administrative expense             7.8        4.0        6.7        4.4            (0.2)         (5.5)
Reorganization charges                 0.0        1.6        1.1        1.0           (99.4)        (29.2)
Impairment charges                    16.0        0.0        4.2        0.0              NM            NM
                                   --------   --------   --------   --------         ---------     ---------
  Operating income (loss)            (25.5)      (2.2)     (13.5)       3.3           486.6            NM

Interest expense                      (0.1)      (0.2)      (0.1)      (1.0)          (71.0)        (95.6)
Miscellaneous                          0.4       (0.2)       0.2        0.0              NM        1157.1
                                   --------   --------   --------   --------         ---------     ---------
Income (loss) before income taxes    (25.3)      (2.6)     (13.3)       2.2           407.9            NM

Provision for income taxes
(benefit)                              0.0        0.2        0.0        0.1              NM          650.0
                                   --------   --------   --------   --------         ---------     ---------

Net income (loss)                    (27.7) %    (2.6) %   (14.0) %     2.2 %         456.7 %          NM %
                                   ========   ========   ========   ========         =========     =========

NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison  of Three  Months  Ended  January 31, 2001 and 2000
--------------------------------------------------------------

         Net sales for the three months ended January 31, 2001 decreased $29.1 million (49%), as compared to the three months ended January 31, 2000. This decrease was principally caused by a 44% decrease in lumber sales volume and a 9% decrease in the weighted average net lumber sales price. The decrease in lumber sales volume was largely the result of curtailing production at the Central Point, Morton, and North Powder facilities during the quarter.

         Gross profit for the quarter ended January 31, 2001 was (1.7)% of net sales, compared to 3.3% of net sales for the quarter ended January 31, 2000. Unit manufacturing costs in the three months ended January 31, 2001 increased 2% as compared to the three months ended January 31, 2000, primarily due to market-related production curtailments.

         Selling, general and administrative expenses for the quarter ended January 31, 2001 decreased by 0.2% as compared to the quarter ended January 31, 2000, excluding reorganization and impairment charges. This decrease resulted from the production curtailments at certain facilities.

         Reorganization charges for the quarter ended January 31, 2001 are comprised primarily of fees for professional services related to the bankruptcy.

         Because of the changes in the lumber market and in the economy, management evaluated substantially all its long-lived assets for financial impairment. Based on these evaluations, there was an additional impairment loss recognized in the amount of $5 million during the quarter ended January 31, 2001.

         As of January 31, 2001, the Company had available an estimated $57 million in federal net operating losses ("NOLs") and $45 million in state NOLs to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the three months ended January 31, 2001 and 2000. The Company's deferred tax asset was also reduced to zero as a result of the continued operating losses. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Comparison of Nine Months Ended January 31, 2001 and 2000
---------------------------------------------------------

         Net sales for the nine months ended January 31, 2001 decreased $70 million (38%), as compared to the nine months ended January 31, 2000. This decrease was principally caused by a 31% decrease in lumber sales volume and a 9% decrease in the weighted average net lumber sales price. The decrease in lumber sales volume resulted primarily from curtailing production at the Burke, Central Point, Morton, and North Powder facilities.

         Gross profit for the nine months ended January 31, 2001 was (1.5%) of net sales, compared to 8.6% of net sales for the nine months ended January 31, 2000. Unit manufacturing costs for the nine months ended January 31, 2001 increased 2% as compared to the nine months ended January 31, 2000, primarily due to market-related production curtailments.

         Selling, general and administrative expenses for the nine months ended January 31, 2001 decreased by 5.5% as compared to the nine months ended January 31, 2000, excluding reorganization charges and impairment charges. This decrease resulted primarily from the curtailment and closure of certain facilities.

         Reorganization charges for the nine months ended January 31, 2001 are comprised primarily of fees for professional services related to the bankruptcy.

         Because of changes in the lumber market and general economy, management evaluated substantially all its long-lived assets for financial impairment. Based on these evaluations, there was an additional impairment loss recognized in the amount of $5 million during the nine months ended January 31, 2001.

         As of January 31, 2001 the Company had available an estimated $57 million in federal NOLs and $45 million in state NOLs to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the nine months ended January 31, 2001 and 2000. The Company's deferred tax asset was also reduced to zero as a result of the continued operating losses. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents decreased by approximately $4.0 million during the three months ended January 31, 2001 to $1.6 million, excluding $1.4 million in restricted cash. The decrease in cash resulted primarily from continued operating losses, a $1.5 million increase in inventories and prepaid assets related to the build up of inventories in the operating facilities from seasonally low levels, and a $2 million decrease in trade payables and accrued liabilities offset by a $1.7 million decrease in accounts receivable associated with the curtailment of operations at certain mills.

         For the nine months ended January 31, 2001, the Company spent $0.4 million for capital improvements to its facilities. The Company had no material commitments for capital spending at January 31, 2001.

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and its $16 million debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") for normal operating purposes. The cash collateral order also grants a security interest in substantially all assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires March 31, 2001. If the Company is unable to obtain a new cash collateral order by April 1, 2001, the Company may not be able to meet its short term liquidity needs. The Company's pre-petition senior secured creditors have in the past agreed to such a new cash collateral order during these bankruptcy proceedings. However, there is no guarantee the pre-petition secured creditors will agree to a new cash collateral order.

         The Company historically has not had a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In October of 1999, in connection with filing for voluntary reorganization, the Company obtained the Line of Credit, which will mature upon the earlier of April 4, 2001 or the effective date of a final order of reorganization, to provide for day-to-day liquidity and seasonal log inventory increases. As of

January 31, 2001 there were no borrowings on the Line of Credit and $1,650,000 in letters of credit outstanding. The Company may be unable to meet its liquidity needs if it is unable to confirm a plan of reorganization by, extend the maturity date of its Line of Credit beyond, or obtain alternate financing by, April 4, 2001. The Company has received an offer to extend the Line of Credit, and is currently negotiating the terms of such extension.


         The Company does not invest in market risk sensitive instruments.


Factors Affecting  Forward-Looking Statements
---------------------------------------------

         The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: the uncertain outcome of the Company's chapter 11 filing; court approval of a new cash collateral order; renewal and court approval of a revolving line of credit; adverse operating conditions; the ability of the Company to obtain buyers of its assets and factors affecting the valuation of, and market for, those assets; the approval of the Company's plan of reorganization; fluctuations in quarterly results; availability of logs; technological change; manufacturing risks; federal and state regulations; ability to utilize the NOLs; and the additional factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's annual report on Form 10-K for the year ended April 30, 2000.

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

         The Company and its Trask River Lumber subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., vs. WTD Industries, Inc., Trask River Lumber and Bruce L. Engel). Although the case was stayed by the Company's chapter 11 filing, the plaintiffs filed a class Proof of Claim. The Court has agreed to certify a class and the parties have agreed to a settlement of the class member's wage claims. The Court has allowed claims for penalties and attorney fees. Those claims allowed will be treated in accordance with the terms of the Company's chapter 11 plan of reorganization.

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

Item 3.           Defaults Upon Senior Securities

           Due to the Company's inability to meet certain of its financial covenants and its filing for reorganization, the Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. On September 27, 1999 the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court of the Western District of Washington: In re TreeSource Industries, Inc., et al (Case Nos. 99-10932 and 99-10937 through 99-10961). As of February 28, 2001, the Company has not paid nine consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $5,115,000 and is in arrears on payment of approximately $8,770,000 in interest on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $203,000 in interest to non-affiliated parties on its 8% unsecured senior notes as of February 28, 2001. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt. No interest expense has been recorded since September 27, 1999 on the pre-petition senior secured debt or unsecured senior subordinated debt, because management believes the claims of these debt holders are under-secured.

Item 6.           Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The Index to Exhibits is located on page 24.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended January 31, 2001.

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







March 14, 2001

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