Form 10-K
period 2001-04-30
TREESOURCE INDUSTRIES INC
filed 2001-07-27
CIK 797543

TREESOURCE INDUSTRIES, INC.

    United States Securities and Exchange Commission, Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended                   Commission file number
April 30, 2001                              0-16158

TREESOURCE INDUSTRIES, INC., formerly WTD Industries, Inc.
(Exact name of registrant as specified in its charter)

Oregon                                      93-0832150
(State of Incorporation)                    (I.R.S. Employer Identification No.)

529 S.E. Grand Ave, Suite 300               Registrant's telephone number,
Portland, Oregon 97214                      including area code: (503) 246-3440
(Address of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value (Title of Class)


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

         State the aggregate market value of the Common Stock held by non-affiliates of the registrant, as of July 12, 2001: $111,629.

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of July 12, 2001: Common Stock, no par value:
11,162,874.

                           FORM 10-K TABLE OF CONTENTS
Item No.                                                                Page No.
--------------------------------------------------------------------------------
PART I                                                                         3

Item 1.        BUSINESS                                                        3
Item 2.        PROPERTIES                                                      8
Item 3.        LEGAL PROCEEDINGS                                               9
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

PART II                                                                       10

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                            10
Item 6.        SELECTED FINANCIAL DATA                                        11
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            12
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    20
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                            20

PART III                                                                      21

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             21
Item 11.       EXECUTIVE COMPENSATION                                         23
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                     31
Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 32

PART IV                                                                       33

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K                                                       33
(a) (1)        Financial Statements                                           33
(a) (2)        Financial Statement Schedules                                  33
(a) (3)        Exhibit Index                                                  33
(b)            Reports on Form 8-K                                            39

                                     PART I
Item 1.        BUSINESS

The Company
-----------

         TreeSource Industries, Inc. is a corporation organized in Oregon in 1983, which, through its subsidiaries, manufactures softwood and hardwood lumber and by-products. TreeSource Industries, Inc. and its subsidiaries are hereinafter referred to as "TreeSource" or the "Company." The Company changed its name effective October 27, 1998 from WTD Industries, Inc. to TreeSource Industries, Inc. The Company markets its products primarily in the United States and Canada.

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

         In April 2000 the Company filed a plan of reorganization with the U.S. Bankruptcy Court (the "Court"). Due to the downturn in the lumber market, the Company successfully petitioned the Court to delay consideration of and then to withdraw the plan of reorganization. On March 31, 2001 the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization) expired, which will allow other interested parties an opportunity to submit a plan of reorganization. No alternative plan of reorganization has been proposed. In July 2001, the Company's pre-petition senior secured debt securities were purchased by an investment group. This sale, in itself, may not affect the status of the Company's bankruptcy proceedings. In an effort to maximize value for all parties, the Company is evaluating its strategic alternatives, which include a sale of the Company's operations. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Regardless of which alternative the Company ultimately pursues it is unlikely that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

         During fiscal 2001 the Company sold at auction the machinery and equipment at its facilities in Burke, Vermont, Central Point, Oregon, Midway, Oregon, and curtailed production indefinitely at its mills in Morton, Washington, South Bend, Washington, and North Powder, Oregon. All of the mill assets, except for the assets of the Glide, Spanaway, Trask, and Tumwater mills, are classified as "Assets held for sale" and are carried at management's estimate of their net realizable value, including any estimated remediation costs that have not been separately classified as environmental liabilities.


Products and Markets
--------------------

         Softwood Lumber
         ---------------

         The Company manufactures a variety of softwood lumber products, predominantly from Douglas fir, hemlock, and white fir. The Company produces softwood studs in several species, generally as 2x4 or 2x6 lumber in lengths of 8 to 10 feet. The Company also makes dimension softwood lumber in a wide range of widths and thicknesses in lengths from 6 to 26 feet. Softwood lumber accounted for 86% of net sales in fiscal 2001, 89% of net sales in fiscal 2000, and 87% of net sales in fiscal 1999.

         The Company sells softwood lumber to a large number of customers, but the majority of sales are made to distribution centers and wholesalers and directly to large retailers. Softwood lumber is used in a variety of applications, including residential and commercial construction, packaging, and industrial uses.

         Other Products
         --------------

         The Company produces a small quantity of hardwood lumber in sizes targeted principally for the furniture and cabinet industries. Wood chips, a by-product of the manufacturing process, are sold principally to pulp and paper manufacturers. Wood chips and other by-products accounted for 8% of net sales in fiscal 2001, 7% of net sales in fiscal 2000, and 8% of net sales in fiscal 1999.

Distribution and Marketing
--------------------------

         The Company markets, distributes, and arranges transportation for its lumber products through TreeSource Industries, Inc. Through its centralized sales function, the Company coordinates the production capabilities of individual mills to meet a broad range of customer needs. TreeSource sells primarily through telephone contacts from its office in Portland, Oregon.

         Shipments of wood products are generally made by rail or truck directly from the mill. Exports do not represent a material portion of the Company's net sales.

         The Company does not attempt to accumulate a large backlog of orders. TreeSource's general practice is to maintain an order file ranging from about one to four weeks' production. The filling of orders for certain items, however, may require a substantially longer period of time. The dollar value of the Company's backlog of orders at April 30, 2001 and 2000 was $4 million and $8 million, respectively. Backlog on any particular date may not be indicative of the Company's average backlog, net sales, or the backlog for any succeeding period.

         No single customer accounted for as much as 10% of the Company's net sales during fiscal 2001. The loss of any one customer would not, in management's opinion, have a material adverse impact on the Company and its subsidiaries taken as a whole.

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

         Timber and logs comprise the majority of the cost of products sold by the Company. The Company relies mainly on open market log purchases to supply its raw material needs. It also purchases timber-cutting contracts ("timber contracts") and has historically obtained logs to a minor extent from its own fee timberlands. At April 30, 2001, the Company owned a small amount of fee timberlands in the vicinity of various mills. The following table shows the percentages of logs supplied by open market purchases, public timber contracts and fee timberlands, and total log footage required:

         Year Ended    Open      Timber      Fee           Log
         April 30,    Market   Contracts   Timber    Requirements
         ----------   ------   ---------   ------    ------------
           1996         94%         5%        1%     228,162 MBF
           1997         94%         5%        1%     320,507 MBF
           1998         94%         6%        --     284,300 MBF
           1999         94%         5%        1%     233,501 MBF
           2000         96%         4%        --     279,670 MBF
           2001         89%        11%        --     163,001 MBF

MBF - Thousand Board Feet

         During fiscal years 1996 through 1999, the Company operated most of its mills on a one-shift basis, typically using logs purchased on the open market from industrial and non-industrial private land owners. In the latter half of fiscal 1999 and the first quarter of fiscal 2000, three mills were moved to a two-shift operating basis, increasing their annual log consumption. During the last quarter of fiscal 2000 and continuing through fiscal 2001, however, the production at five of the Company's nine operating mills was curtailed due to the relatively low lumber market prices, which dramatically reduced the Company's annual log requirements. The ability to maintain the present level of operations at the Company's mills depends on a continuing supply of logs from these private sources.

         The availability and cost of timber and logs have been, and should continue to be, influenced by a variety of factors, including demand by domestic and export competitors, the environmental and harvest policies of federal and state agencies, and in the long term, the acreage of commercial timberland. For further discussion of current industry conditions relating to timber supply, see the section titled "Factors Affecting Forward-Looking Statements--Availability of Logs."

Employees
---------

         The Company and its subsidiaries had approximately 500 employees at July 12, 2001. The Company uses bonus programs to motivate its employees. See
Note 10 to Consolidated Financial Statements.

Environmental Regulation
------------------------

         The Company is subject to federal, state, and local pollution control regulations, including those regulating air, water, and noise pollution, that have required, and are expected to continue to require, operating and capital expenditures. During fiscal 2001, the Company incurred expenditures of approximately $134,000 for environmental protection measures. Expenditures are projected to be approximately $1,130,000 for fiscal 2002.

                                                           Budgeted
                                           Accrued        Fiscal 2000       Budgeted
                                        Environmental     Operational     Fiscal 2002     Total Budgeted
                                         Remediation     Environmental        Site       for Fiscal 2002
                                         Costs as of      Compliance      Remediation     Environmental
               Facility                April 30, 2001        Costs           Costs         Expenditures
-----------------------------------    --------------    -------------    -----------    ----------------
Burke Lumber Co.(1)(2)                      $ 20,000        $    --         $ 20,000         $ 20,000
Central Point Lumber Co.(1)(2)                93,000           4,000         200,000          204,000
Glide Lumber Products Co.(2)                  30,000          35,000              --           35,000
Morton Forest Products Co.(1)(2)             116,000           8,000         103,000          111,000
North Powder Lumber Co.(1)                        --          13,000              --           13,000
Pacific Hardwoods-South Bend Co.(1)               --           2,000          86,000           88,000
Pacific Softwoods Co.(1)                          --          19,000          15,000           34,000
Philomath Forest Products Co(1)(2)           150,000           1,000         150,000          151,000
Sedro-Woolley Lumber Co. (1)(2)              200,000              --         200,000          200,000
Spanaway Lumber Co.                               --          22,000              --           22,000
Trask River Lumber Co.                            --          81,000          67,000          148,000
Tumwater Lumber Co.                               --         104,000              --          104,000
TreeSource Industries, Inc.                  132,000              --              --               --
-----------------------------------    ---------------  --------------    -----------    ----------------
Total                                       $741,000        $289,000        $841,000       $1,130,000
                                       ===============  ==============    ===========    ================

         1. These facilities are classified as "Assets Held for Sale" and, because they were determined to be impaired, are carried at estimated fair values. The fair values were based upon appraisal values and include estimated remediation costs to prepare the site for sale if such costs are not separately classified as an environmental liability.

         2. Environmental remediation is anticipated to be required and the cost for the known issues have been estimated and accrued.

The Company recognizes and accrues for environmental remediation costs when they are probable and the costs can be estimated. Generally, environmental remediation costs may be higher than budgeted if sawmill operations at a site cease, the equipment is auctioned, and the land is placed for sale. Since all of the assets of the Company are for sale and the outcome of such a sale is uncertain, the extent, if any, of any additional required environmental remediation at many of the Company's mill sites is unknown. Additional expenditures may be necessary to remediate the sites in preparation for sale. Such amounts cannot be estimated at this time and may be material. Changes in various regulations regarding air and water emissions and disposal or landfill of log yard debris may require material expenditures in the future. See "Factors Affecting Forward-Looking Statements--Federal and State Regulations."

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

         The lumber market experienced difficult conditions throughout fiscal 2001 due to an over supply of lumber. North American housing starts and lumber production reached their highest levels for the decade in calendar 1999: 1.77 million housing starts and 65.6 billion board feet of production respectively. As interest rates increased in calendar 2000, housing starts declined 4% to 1.70 million. This decline in demand relative to the lumber industry's production capacity caused lumber prices for many products to fall to their lowest levels since 1992. This over-capacity situation persisted throughout fiscal 2001 causing mills to either curtail production or close permanently.

         Wood chip demand and prices are determined by conditions in the global pulp and paper industry and generally are not affected by seasonal business cycles. During the first three quarters of fiscal 2001, demand for pulp and paper products improved as compared to fiscal 2000. However, starting in December 2000 and continuing throughout the last quarter of fiscal 2001, demand fell off sharply due to the overall slowdown in the U.S. economy. By April 2001, this drop in the quantity demanded triggered a decline in unit prices of several key paper grades by more than 10% as compared to the previous year. Decreased paper prices forced many producers to begin curtailing production, which ultimately put substantial downward pressure on wood chip prices as the quantity of chips available exceeded the quantity needed by the paper industry. See "Factors Affecting Forward-Looking Statements."

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

         The Company's competition also includes lumber manufacturers located in Canada that benefit from advantageous exchange rates and, in some areas, low-cost government owned timber when exporting lumber to the United States. Due to the recent expiration of the North American Softwood Lumber Agreement between the U.S. and Canada, the industry could be negatively impacted if substantial amounts of Canadian lumber flow into U.S. markets. A countervailing duty suit, filed by the Coalition for Fair Lumber Imports on April 2, 2001, initiated a review of the issue by both the U.S. Department of Commerce and the U.S. International Trade Commission. However, because of the number of complex legal and economic questions remaining to be answered, the ultimate resolution of this issue is uncertain.

       See the sections titled, "Timber Supply," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Factors Affecting Forward-Looking Statements."

Item 2.        PROPERTIES

MANUFACTURING FACILITIES(1)                                         Thousand Board Feet
                                                                 -------------------------
                                                                   Fiscal      Est. Annual
                                                                    2001       Production
Softwood Lumber                                                  Production    Capacity(2)
---------------                                                  ----------    -----------
Burke Lumber Co., West Burke, Vermont(3)                               --             --
Central Point Lumber Co., Central Point, Oregon(3)                 10,000             --
Glide Lumber Products Co., Glide, Oregon                          130,000        160,000
Morton Forest Products Co., Morton, Washington(4)                  28,000        110,000
North Powder Lumber Co., North Powder, Oregon(4)                    8,000         90,000
Pacific Softwoods Co., Philomath, Oregon(5)                            --             --
Philomath Forest Products Co., Philomath, Oregon(3)                    --             --
Sedro-Woolley Lumber Co., Sedro-Woolley, Washington(3)                 --             --
Spanaway Lumber Co., Spanaway, Washington(6)                       91,000        130,000
Trask River Lumber Co., Tillamook, Oregon(6)                       62,000        140,000
Tumwater Lumber Co., Tumwater, Washington(6)                       82,000        100,000

Hardwood Lumber
---------------

Pacific Hardwoods-South Bend Co., South Bend, Washington(4) (6)    10,000         24,000

(1) The machinery and equipment of all facilities are subject to the security interests of certain lenders.
(2) Capacity is generally computed using a two-shift-per-day, five-day-per-week operating schedule.
(3) The equipment at these facilities has been auctioned and the land is being prepared for sale.
(4) Facility operated during fiscal 2001 and has subsequently ceased operating and is for sale.
(5) This facility is currently operating as a custom drying operation and is for sale.
(6) These subsidiaries lease the real property on which the mill is located pursuant to ground leases.

         During fiscal 2001 the equipment at the Burke and Central Point facilities was auctioned and the land is currently being prepared for sale. In addition, production at the Morton, North Powder, and South Bend facilities was curtailed indefinitely and these facilities are being held for sale. The Company continues to hold for sale the remaining assets of Burke Lumber Co., Midway Engineered Wood Products, Inc., Morton Forest Products Co., North Powder Lumber Co., Pacific Hardwoods-South Bend Co., Pacific

Softwoods Co., and Sedro-Woolley Lumber Co. These assets are classified as "Assets Held for Sale" and are carried at management's estimate of their net realizable value.

Corporate Headquarters
----------------------

         The Company relocated its corporate headquarters on April 2, 2001 upon expiration of the lease for its former location and to reduce expenses. The Company's new corporate headquarters are located in an industrial area at 529 SE Grand Avenue in Portland, Oregon.

Item 3.        LEGAL PROCEEDINGS

         On September 27, 1999, TreeSource Industries, Inc. and a majority of its subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The proceeding was filed in the U.S.
Bankruptcy Court for the Western District of Washington in Seattle (the "Bankruptcy Court"). The jointly administered proceeding is titled: "TreeSource Industries, Inc., et al.," Case Numbers 99-10932, 99-10937 through 99-10961.

         The Company and its Trask River Lumber subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., vs. WTD Industries, Inc., Trask River Lumber and Bruce L. Engel). Although the case was stayed by the Company's Chapter 11 filing, the plaintiffs filed a class Proof of Claim. The U.S. District Court certified a class and the parties have agreed to a settlement of the class members' wage claims. The Court has allowed claims for penalties and attorney fees. Allowed claims will be treated in accordance with the terms of the Company's Chapter 11 plan of reorganization.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

Principal Market
----------------

         Effective January 7, 1999, the Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol TRES.OB. Before that date, the Company's stock was quoted on the Nasdaq National Market System under the same symbol (before October 27, 1998, under the symbol WTDI). The number of holders of record of TreeSource Industries, Inc. Common Stock at June 8, 2001 was 572. The Company estimates that the total number of its direct and beneficial shareholders is approximately 2,050.

Stock Price and Dividend Information
------------------------------------

         The following tables show the range of reported high and low bid quotations for the two years ended April 30, 2001:

         Fiscal Year Ended
            April 30, 2001            Low               High
         ---------------------      -------           -------

         First Quarter              $0.0156           $0.0625
         Second Quarter             $0.0156           $0.0625
         Third Quarter              $0.0050           $0.0420
         Fourth Quarter             $0.0100           $0.0300

         Fiscal Year Ended
            April 30, 2000            Low               High
         ---------------------      -------           -------

         First Quarter              $0.3125           $0.4375
         Second Quarter             $0.0250           $0.3438
         Third Quarter              $0.0156           $0.0781
         Fourth Quarter             $0.0625           $0.0781

         The high and low bid quotations shown are those quoted on the OTC Bulletin Board. They reflect inter-dealer prices, do not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions. Prior to the Company's October 1986 public stock offering, there was no public trading market for its Common Stock. It is likely that any value remaining in the Company's equity securities will be eliminated as a result of the Company's Chapter 11 proceedings.

         TreeSource does not pay any cash dividends on its Common Stock. The Company's various debt instruments restrict the payment of dividends. See Notes 1 and 9 to Consolidated Financial Statements.

Item 6.        SELECTED FINANCIAL DATA

TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
FIVE-YEAR SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts and Ratios)

                                                                                YEAR ENDED APRIL 30,
                                                           ---------------------------------------------------------------
                                                             2001         2000         1999          1998          1997
                                                           ---------    ---------    ----------    ----------     --------
NET SALES                                                  $151,201     $252,594      $195,390      $242,051      $284,086
COST OF SALES                                               152,387      235,800       184,015       231,303       255,068
                                                           ---------    ---------    ----------    ----------     --------
GROSS PROFIT                                                 (1,186)      16,794        11,375        10,748        29,018
GENERAL, SELLING AND ADMINISTRATIVE EXPENSES                 10,134       10,888        10,738        11,290        12,529
IMPAIRMENT AND REORGANIZATION  CHARGES                        6,189        3,028         6,310         4,168             -
                                                           ---------    ---------    ----------    ----------     --------
OPERATING INCOME (LOSS)                                     (17,509)       2,878        (5,673)       (4,710)       16,489

INTEREST EXPENSE                                               (149)      (2,049)       (4,732)       (4,682)       (5,029)
OTHER INCOME (EXPENSE)                                          261          283            63          (394)          630
                                                           ---------    ---------    ----------    ----------     --------
INCOME (LOSS) BEFORE INCOME TAXES                           (17,397)       1,112       (10,342)       (9,786)       12,090

PROVISION FOR INCOME TAXES (BENEFIT)                            669          100           (96)        2,364         3,120
                                                           ---------    ---------    ----------    ----------     --------
NET INCOME (LOSS)                                           (18,066)       1,012       (10,246)      (12,150)        8,970

PREFERRED DIVIDENDS                                             ---          ---         1,671         2,290         2,228
                                                           ---------    ---------    ----------    ----------     --------
NET INCOME (LOSS) APPLICABLE TO                            ($18,066)      $1,012      ($11,917)     ($14,440)       $6,742
  COMMON SHAREHOLDERS                                      =========    =========    ==========    ==========     ========

NET INCOME (LOSS) PER COMMON SHARE, BASIC
  - net income (loss)                                        ($1.62)       $0.09        ($1.07)       ($1.30)        $0.61
    Average shares outstanding                               11,163       11,163        11,161        11,130        11,078

NET INCOME (LOSS) PER COMMON SHARE, DILUTED
  - net income (loss)                                        ($1.62)       $0.09        ($1.07)       ($1.30)        $0.59
    Average shares outstanding                               11,163       11,163        11,161        11,130        11,385

CASH DIVIDENDS PER COMMON SHARE                                  --           --            --            --            --

PERIOD END BALANCES
  Working capital                                           $16,967      $27,975      ($24,340)      $15,158       $29,475
  Total assets                                              $35,623      $57,363       $54,987       $65,311       $86,486
  Long-term debt, excluding current maturities                 $183         $183          $324       $36,868       $46,086
  Stockholders' equity                                     ($24,870)     ($6,804)      ($7,816)       $4,093       $18,434

SELECTED FINANCIAL RATIOS
  Net income (loss) to average:
    Total assets                                              (38.9) %      1.80  %      (17.0) %      (16.0) %       10.9 %
    Stockholders' equity                                      114.1  %     (13.8) %      550.4  %     (107.9) %       59.6 %
    Average stockholders' equity to average total assets      (34.1) %     (13.0) %       (3.1) %      (14.8) %       18.4 %

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

         Lumber market conditions for fiscal 2001 remained generally weak due to the oversupply of lumber in the North American market. The average unit price for the benchmark Douglas fir 2x4 standard and better decreased from $385 per unit for fiscal 2000 to an average of $294 per unit for fiscal 2001, a 24% reduction. During the same period, the unit cost of the #2 Douglas fir sawlog, a benchmark for the Company's raw materials costs, also decreased from an average of $634 to $566 per unit, an 11% reduction. Because lumber prices decreased more than log costs, industry margins and the Company's profits were reduced. In response to the deterioration of the market, the Company has sold at auction the assets at its facilities in Burke, Vermont and Central Point, Oregon, and has curtailed production indefinitely at its mills in Morton, Washington, South Bend, Washington, and North Powder, Oregon. These idle mills are currently held for sale along with the assets of Burke Lumber Co., Midway Engineered Wood Products, Inc., Pacific Softwoods Co., Philomath Forest Products Co. and Sedro-Woolley Lumber Co.

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

         In April 2000 the Company filed a plan of reorganization with the U.S. Bankruptcy Court (the "Court"). Due to the downturn in the lumber market, the Company successfully petitioned the Court to delay consideration of and then to withdraw the plan of reorganization. On March 31, 2001 the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization) expired, which will allow other interested parties an opportunity to submit a plan of reorganization. In July 2001, the Company's pre-petition senior secured debt securities were purchased by an investment group. This sale, in itself, may not affect the status of the Company's bankruptcy proceedings. In an effort to maximize value for all parties, the Company is evaluating its strategic alternatives, which include a sale of the Company's operations. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Regardless of which alternative the Company ultimately pursues it is unlikely that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

         The costs associated with the reorganization totaled $1,287,000 for fiscal 2001. Interest expense for the year was approximately $4,300,000 lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are under-secured. See Note 6 to Consolidated Financial Statements.

         In July 2001, all of the Company's outstanding pre-petition senior secured debt securities were purchased by an investment group. This sale may not affect the Company's bankruptcy proceedings.

Yearly Comparisons
------------------

         The following table compares certain income and expense items as a percentage of net sales, and the period-to-period percentage change for each item:

                                                    INCOME AND EXPENSE ITEMS AS                       PERCENTAGE
                                                       A PERCENT OF NET SALES                     INCREASE (DECREASE)
                                            ---------------------------------------------     ----------------------------
                                                        Year Ended April 30,                      2001           2000
                                            ---------------------------------------------          vs             vs
                                               2001              2000           1999              2000           1999
                                            ------------     ------------    ------------     -------------  -------------
Net sales                                      100.0 %          100.0 %         100.0 %           (40.1) %        29.3%
Cost of sales                                  100.8             93.4            94.2             (35.4)          28.1
                                            ----------       ----------      ----------
  Gross profit                                  (0.8)             6.6             5.8            (107.1)          47.6

Selling, general and administrative expense      6.7              4.3             5.5              (6.9)           1.4
Reorganization charges                           0.9              1.2             0.0             (54.1)            NM
Impairment loss                                  3.2              0.0             3.2                NM          (52.0)
                                            ----------       ----------      ----------
  Operating income (loss)                      (11.6)             1.1            (2.9)               NM             NM

Interest expense                                (0.1)            (0.8)           (2.4)            (92.7)         (56.7)
Miscellaneous                                    0.2              0.1             0.0              (7.8)         349.2
                                            ---------        ----------      ----------
  Income (loss) before income taxes            (11.5)             0.4            (5.3)               NM             NM

Provision for income taxes (benefit)             0.4              0.0            (0.0)               NM             NM
                                            ---------        ----------      ----------
  Net income (loss)                            (11.9)%            0.4%           (5.2)%              NM             NM
                                            =========        ==========      ==========
NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison of 2001 to 2000
--------------------------

         Net sales for the year ended April 30, 2001 decreased $101.4 million (40.1%) from the year ended April 30, 2000. This decrease was principally caused by a 34% decrease in lumber sales volume and a 10% decrease in the net sales average. The decrease in lumber shipments in fiscal 2001 as compared to fiscal 2000 reflects the Company's curtailment of operations at its facilities in Burke, Vermont, Central Point, Oregon, Morton, Washington, North Powder, Oregon, and South Bend Washington. In addition the Company took downtime at the remaining mills when market conditions did not justify continuing operations.

         Gross profit for the year ended April 30, 2001 was 0.8% of net sales, compared to 6.6% of net sales for the year ended April 30, 2000. Lumber sales average and volume decreased by 19% and 26%, respectively, from the year ended April 30, 2000, while the Company's average log costs decreased by only 6%. Unit manufacturing costs in fiscal 2001 decreased by 2% from costs in fiscal 2000, primarily due to a curtailment of operations at relatively higher cost production facilities.

         Selling, general and administrative expenses in the year ended April 30, 2001, excluding reorganization and impairment charges, decreased by $0.8 million (6.9%) as compared to the year ended April 30, 2000. Impairment charges for the year ended April 30, 2001 were $4.9 million as compared to $0.2 million for fiscal 2000. The increase in impairment charges was primarily a result of curtailing operations and placing for sale Morton Forest Products Co., North Powder Lumber Co., and Pacific Hardwoods-South Bend Co. Reorganization charges related to the Company's Chapter 11 filing were $1.3 million in fiscal 2001 and $2.8 million in fiscal 2000. The decrease in reorganization charges reflects the Company's efforts to reduce bankruptcy related activities and costs.

         During fiscal 2001 the equipment at the Burke, Central Point, and Midway facilities was sold at auction. Based on the proceeds of these sales, the impairment reserve was adjusted to reflect the Company's revised estimate of the net realizable value of the remaining assets held for sale. Four facilities are currently being held for sale: Morton Forest Products Co., North Powder Lumber Co., Pacific Hardwoods-South Bend Co. and Pacific Softwoods Co., along with the parcels of land associated with Burke Lumber Co., Central Point Lumber Co., Midway Engineered Wood Products, Inc., Philomath Forest Products Co., and Sedro-Woolley Lumber Co. See Note 3 to Consolidated Financial Statements.

         As of April 30, 2001, the Company had available approximately $48 million and $36 million, respectively, in net operating losses ("NOLs") for federal and state income tax purposes. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the twelve months ended April 30 for 2000 and 2001. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

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

         Selling, general and administrative expenses in the year ended April 30, 2000, excluding reorganization and impairment charges, increased by $0.2 million (1.4%) as compared to the year ended April 30, 1999. Impairment charges for the year ended April 30, 2000 were $0.2 million as compared to $6.3 million for fiscal 1999. Reorganization charges related to the Company's Chapter 11 filing were $2.8 million in fiscal 2000 and $0 in fiscal 1999.

         During fiscal 2000 the equipment at the Philomath and Sedro-Woolley facilities was auctioned. Due to the results of the auction, the impairment reserve was adjusted to reflect the Company's estimate of the net realizable value of the remaining assets held for sale. Three facilities are currently being held for sale: Burke Lumber Co., Midway Engineered Wood Products, Inc., Pacific Softwoods Co., along with the parcels of land associated with Philomath Forest Products Co., and Sedro-Woolley Lumber Co. See Note 3 to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2001, the Company had net working capital of $17 million as compared to a net working capital of $28 million at April 30, 2000. This decrease of $11 million primarily resulted from reductions in accounts receivable, inventories, accounts payable and accrued expenses due to the curtailment of operations at the Central Point, Morton, North Powder, and Pacific Hardwoods facilities. See Notes 1 and 6 to Consolidated Financial Statements. The Company currently holds in an escrow account $1.8 million in cash, from the sale of the equipment at Burke, Philomath and Sedro-Woolley.

         Cash and cash equivalents decreased by approximately $0.7 million during the year ended April 30, 2001, to $1.2 million, excluding $1.8 million in restricted cash generated from the sale of certain assets. Although the Company's operating losses exceeded $18 million, approximately $0.8 million of cash was generated from operations due to the curtailment of operations at several facilities which resulted in a $5.2 million reduction in receivables, a $8.3 million decrease in inventories, a $1.1 million reduction in prepaid assets and a $3.2 million decrease in accounts payable and accrued expenses. In addition, the Company generated $0.9 million through the sale at auction of some of the equipment at certain non-operating mills.

         The Company historically has not had a line of credit or working capital financing available to it, and, therefore, had relied on cash provided by its operations to fund its working capital needs. In early October 1999, in connection with the Company's Chapter 11 filing the Company obtained a $16 million debtor-in-possession revolving working line of credit to provide for day-to-day liquidity and seasonal log inventory increases. The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and the revolving line of credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires August 5, 2001. If the Company is unable to either confirm a plan of reorganization or obtain a new cash collateral order by August 6, 2001, the Company may not be able to meet its short-term liquidity needs. The Company's pre-petition senior secured creditors have already agreed to one such new cash collateral order during these bankruptcy proceedings. As of April 30, 2001 there was a $0.4 million loan balance on the Company's line of credit and $1.35 million in letters of credit outstanding.

         For the year ending April 30, 2001, the Company also spent $1 million for capital improvements to its facilities. The Company had no material commitments for capital spending at April 30, 2001.

         After receiving approval from the Court, the Company paid $0.7 million out of restricted cash to the pre-petition secured lenders in July 2000 for the reduction of pre-petition long-term debt.

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

Uncertain Outcome of Company's Chapter 11 Filing
------------------------------------------------

         On September 27, 1999, the Company filed for voluntary reorganization under Chapter 11 of the Code. The Company's continued existence will depend on the outcome of the Company's Chapter 11 filing. The Company is pursuing strategic alternatives that include the sale of its operations. The outcome of such a sale is uncertain. To be successful any plan of reorganization must sufficiently restructure the Company's pre-petition debt to reduce debt servicing costs and allow the Company to restore its liquidity and meet its future cash requirements. If the Company is unable to confirm a plan of reorganization the Company may be unable to continue operating. Confirmation of any plan depends on the support of the Company's creditors and the Court. If the Company is unable to demonstrate that it is viable as a going concern, confirmation of a plan of reorganization is unlikely. To demonstrate its viability, the Company must show that it is worth more as an operating entity than liquidated.

         The Company's worth is based on a number of factors including: past financial performance, the value of its assets, projected future market conditions and operating configuration, and projected capital expenditures, among other items. The Company and its creditors may have differing opinions regarding the Company's worth that could result in the opposition and possible rejection of any plan of reorganization proposed by the Company.

Liquidity and Capital Resources
-------------------------------

         On October 5, 1999 the Company obtained a $16 million debtor-in-possession revolving line of credit ("Revolver"). The Revolver is secured by accounts receivable and inventory. The Revolver was consented to by the pre-petition senior secured lenders to whom substantially all of the Company's assets were pledged. Through the cash collateral order issued by the Bankruptcy Court, the pre-petition senior secured lenders agreed to the Company's request for a revolving line of credit to fund seasonal inventory and general corporate needs. From time to time the cash collateral order expires. If the Company fails to negotiate a new cash collateral order, there can be no assurance that cash provided by operations will be sufficient to fund the Company's future operating and capital needs. See Note 7 to Consolidated Financial Statements.

Adverse Operating Conditions; Fluctuations in Quarterly Results
---------------------------------------------------------------

         Modest decreases in the unusually robust domestic demand for lumber in an environment of slowing economic growth has, and may again cause adverse operating conditions if domestic demand cools. A decline in lumber demand to the levels experienced over the past five years may cause an oversupply of lumber and corresponding weakness in lumber prices. Such adverse operating conditions have and may again cause the Company to take such actions as curtailing operations at some or all facilities.

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

Availability of Logs
--------------------

         Raw materials comprise the majority of the cost of products sold by the Company. The Company depends primarily on open-market log purchases for its raw material needs. In the past the Company generally purchased logs in sufficient quantities to match the current operating requirements for its mills. Although in October 1999 the Company revised its log procurement strategy to generally increase the quantity of logs held in inventory to reduce the risk of interrupting mill production during periods of inclement weather and changes in local log market conditions. The historically weak lumber market during fiscal 2001 caused management to modify that strategy and adopted a breakeven approach for log procurement at most facilities. To enable the Company to operate its facilities on a consistent basis, log inventory levels need to be sufficient to reduce the risk of temporary closures and reduce or avoid high-cost spot log purchases during periods of adverse weather.

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

Technological Change
--------------------

         Technology and innovation continually impact the lumber manufacturing process. Changes are continually being adopted by the industry in general that cause mills to invest in new capital equipment to remain competitive. Depreciation has exceeded capital spending at the Company's core facilities. The technology employed at the mills generally lags that of the Company's major competitors, heightening the risk of becoming non-competitive. The Company believes that the technological advances made over the past five years and their adoption by the Company's competitors will make TreeSource's mills economically obsolete if capital spending is not increased.

         If the Company is not able to increase capital spending to keep pace with the technological advances adopted by the Company's competitors, such inability could have a material adverse impact on the Company's business, financial condition and results of operations.

Manufacturing Risks
-------------------

         The Company manufactures softwood and hardwood lumber and by-products. As a manufacturer, the Company continually faces risks regarding the availability and cost of raw materials and labor, the potential need for additional capital equipment, increases in maintenance costs, plant and equipment obsolescence, quality control, and excess capacity. See section titled, "Industry Conditions." The Company curtails production at facilities from time to time because of conditions that temporarily impair log flow or when imbalances between log costs and product prices cause the cost of operation to exceed the cost of shutdown. See section titled, "Employees." The Company may permanently close facilities that are determined to lack future potential for profit under expected operating conditions. A disruption in the Company's production or distribution could have a material adverse impact on the Company's business, financial condition and results of operations.

Federal and State Regulations
-----------------------------

         Laws and regulations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the timber industry. From time to time, bills are introduced in the state legislatures and the U.S. Congress that relate to the business of the Company, including the protection and acquisition of old-growth and other timberlands, endangered species, environmental protection, and the restriction, regulation, and administration of timber-harvesting practices. The forest products industry remains subject to potential state or local ballot initiatives and evolving federal and state case law that could affect timber-harvesting practices. It is impossible to assess the effect of such matters on the future operating results or financial position of the Company. The Company is also subject to various federal, state, and local regulations regarding waste disposal and pollution control, including air, water, and noise pollution. The cost of remediation at the Company's sites at Philomath, Oregon, and Sedro-Woolley, Washington, may be more expensive than anticipated and may require the approval of certain regulators. See section titled, "Environmental Regulation." Various governmental agencies have enacted or are considering regulations regarding log yard management and disposal of log yard waste that may require material expenditures in the future. Such regulations could have a material adverse impact on the Company.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report, which begins at page 33.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company as of July 12, 2001, are:

Name                            Age     Position
----                            ---     --------

Scott Christie..............    52      Director
Richard W. Detweiler........    59      Director
Jess R. Drake...............    60      Director, President, and Chief Executive
                                           Officer
Robert W. Lockwood..........    40      Vice President-Finance, Chief Financial
                                           Officer, Treasurer, and Secretary
Kevin Murray ...............    43      Vice President-Sales and Marketing
William H. Wright...........    64      Director

         The Company currently has seven seats on its Board of Directors, with three positions vacant because of the resignation in February 1999 of K. Stanley Martin, a former Class 3 director and the Company's Vice President-Finance, the resignation in June 1999 of Robert J. Riecke, also a former Class 3 director and the Company's General Counsel, Secretary, and Vice President-Administration, and the resignation of Larry G. Black, a Class 2 director, in July 2000. The Company intends to leave these seats vacant for now, but may elect to fill them in the future.

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

         Subject to certain conditions, in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors by electing a majority of the Board of Directors, either through replacement of incumbent directors, or by increasing the size of the Board. As of April 30, 2001 the Company was in arrears on nine consecutive quarterly dividend payments totaling approximately $5,587,000. In addition, the Company did not pay a tenth consecutive quarterly dividend payment due May 31, 2001.

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

         Robert W. Lockwood is chief financial officer, treasurer and vice president-finance of the Company, positions he has held since April 1999, and secretary since July 1999. Mr. Lockwood is responsible for all financial affairs of the Company. From 1985 to 1999, Mr. Lockwood was employed by Simpson Investment Company, where he held financial and strategic planning roles in the timber, wood products, and pulp and paper industry sectors and most recently was the controller of Simpson's Northwest region wood products businesses.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers, directors and persons who own more than 10% of the Company's Common Stock file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Form 4. Officers, directors, and greater than 10% shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with during the fiscal year ended April 30, 2001.

Item 11.       EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table shows the annual and other compensation paid by the Company to its chief executive officer and the four other most highly compensated executive officers who received in excess of $100,000 (the "Named Executive Officers") for each of the last three fiscal years.

                                                                       Long-Term
                                                                     Compensation
                                                                        Awards
                                      Annual Compensation(1)      --------------------     All Other
   Name and Principal              ----------------------------   Number of Securities   Compensation
      Position                     Year    Salary($)   Bonus($)    Underlying Options         ($)
-----------------------------      ----    ---------   --------   --------------------   ------------
Jess R. Drake(2) (3) (4) (5)       2001    $ 350,004   $     --              --              $ 62,465
President and Chief                2000    $ 350,004   $681,884              --              $  8,339
  Executive Officer                1999    $ 166,668   $157,500         543,295              $140,639

Robert W. Lockwood(6) (7) (8)      2001    $ 150,000   $     --          50,000              $ 43,824
Vice President-Finance, Chief      2000    $ 150,000   $129,883          50,000              $     --
   Financial Officer,              1999    $   6,250         --         100,000              $     --
   Treasurer, and Secretary

Kevin P. Murray(9)                 2001    $ 125,040   $     --              --              $     --
                                   2000    $   5,210   $     --              --              $     --
                                   1999    $      --   $     --              --              $     --

(1) Personal benefits for each executive officer named in the table did not exceed $50,000 or 10% of such executive officer's total annual salary and bonus for the fiscal years ended April 30, 2000 and 1999, respectively.
(2) Mr. Drake took office on November 4, 1998; All Other Compensation for fiscal 1999 includes a $100,000 signing bonus and $32,300 for consulting services provided prior to November 4, 1998.
(3) In addition to his base salary, Mr. Drake received $53,918 as a local housing expense reimbursement during the fiscal year ended April 30, 2001. This amount is included in All Other Compensation.
(4) Mr. Drake's bonus for fiscal 2000 was $630,000 plus $51,884 in interest. This amount was approved by the Company's Board of Directors on July 11, 2000, but remained unpaid until June 29, 2001. The bonus for fiscal year 2001 has not been calculated or approved by the Board; however, management specifically accrued a liability of $210,000 during the year in anticipation of Mr. Drake's fiscal 2001 bonus compensation.
(5) The Company also paid additional disability insurance, separate from the Company's regular benefit plan, on behalf of Mr. Drake in the amounts of $7,088, $8,339, and $8,339 during the fiscal years ended April 30, 2001, 2000, and 1999, respectively. These amounts are included in the All Other Compensation category by year.
(6) In addition to the base salary, Mr. Lockwood received $41,793 as a local housing expense reimbursement during the fiscal year ended April 30, 2001. This amount is included in All Other Compensation.
(7) Mr. Lockwood's bonus for fiscal 2000 was $120,000 plus $9,883 in interest. The bonus amount was approved by the Company's Board of Directors on July 11, 2000, but remained unpaid until June 29, 2001. The bonus for fiscal 2001 has not been calculated or approved by the Board; however, management specifically accrued a liability of $60,000 in anticipation of Mr. Lockwood's fiscal 2001 bonus compensation.
(8) The Company also paid additional disability insurance, separate from the Company's regular benefit plan, on behalf of Mr. Lockwood in the amount of $780 during the fiscal 2001. This amount is included in All Other Compensation.
(9)      Mr. Murray took office on April 17, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information on option grants for the last fiscal year to the Named Executive Officers:

                                                                                                Potential
                                             Individual Grants                             Realizable Value at
                          --------------------------------------------------------         Assumed Annual Rates
                             # of            % of                                             of Stock Price
                          Securities     Total Options     Exercise                          Appreciation for
                          Underlying      Granted to       or Base                            Option Term(1)
                           Options       Employees in       Price       Expiration    -----------------------------
         Name              Granted        Fiscal Year     ($/Share)        Date        0%($)       5%($)     10%($)
----------------------    ----------     -------------    ---------     ----------    ------      ------     ------
Robert W. Lockwood        50,000(2)          100%           $.0425      5/01/2010     $ 375       $1,947     $4,359


(1) These assumed appreciation rates are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial condition, and they should not be viewed as a prediction of possible prices or value for the Company's Common Stock in the future. These assumed rates of 5% and 10% would result in the Company's Common Stock price increasing from $0.05 per share to approximately $0.0814 per share and $0.1297 per share, respectively.

(2)      Vesting Schedule: 5/1/00 - 33%; 5/1/01 - 67%; 5/1/02 - 100%. Market
         value of the Company's Common Stock on the date of grant was $0.05.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises for the last fiscal year by the Named Executive Officers and the value of their unexercised options as of April 30, 2001:

                                                  Number of Securities                  Value of Unexercised
                                          ------------------------------------  ----------------------------------
                        Shares Acquired          Underlying Unexercised                 In-the-Money Options
           Name          or Exercised        Options at April 30, 2001 (#)            at April 30, 2001 ($)(1)
                                             Exercisable       Unexercisable       Exercisable       Unexercisable
-------------------     ---------------   ----------------- ------------------  ----------------- ----------------
Jess R. Drake                 --               407,471            135,824              0                  0
Robert W. Lockwood            --               125,000             75,000              0                  0


(1) Based on the fair market value of the Common Stock at April 30, 2001 of $.01 per share as reported on the OTC Bulletin Board for that date.

                              EMPLOYMENT AGREEMENTS

         Effective November 4, 1998 the Company entered into a three-year Employment Contract with Jess R. Drake. The Employment Contract provides for an initial annual base salary of $350,000, with annual increases if provided to other executive officers, or as deemed appropriate by the Board of Directors. Additionally, a signing bonus of $100,000 was paid upon execution of the Employment Contract. The Employment Contract provides for an annual bonus of up to 180% of the current annual salary if certain financial and non-financial goals are met or exceeded. The Employment Contract also required the grant of stock options according to a formula, which resulted in 543,295 options being awarded to Mr. Drake, with 25% vesting upon grant and 25% vesting annually until fully vested. These stock options were issued outside the Company's 1996 Option Plan. Vesting of the options is accelerated in certain events including a change of control, as defined, termination of employment for other than cause, as defined, or upon acceleration of the Company's senior secured debt. Additionally, if the Company terminates Mr. Drake's employment without certain identifiable causes before the end of the Employment Contract's term, the Company is obligated to pay an amount equal to two times Mr. Drake's last base annual salary and a pro rata share of that year's bonus. The Company's senior secured lenders have agreed to subordinate their claims to amounts due Mr. Drake under his Employment Contract, up to a maximum of $1.1 million. See Exhibits
10.11 and 10.12.

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

         On September 8, 1999 the Company entered into one year employment agreements with eleven corporate and mill managers. The terms of these contracts varied as to the base salaries, but all include a provision for payment upon termination of twelve months of severance pay plus the previous year's bonus. These contracts were renewed on substantially the same terms on October 27, 2000. The estimated cumulative total potential cost to the Company under the severance provision is $813,000. Effective June 20, 2001 the Company entered into new employment agreements with ten of the original eleven corporate and mill managers as well as with seven additional employees. The terms of the employment agreements vary as to the base salaries and duration of severance pay, but all include a provision for payment upon termination of severance pay plus an amount equivalent to the previous year's bonus. These employment agreements expire April 30, 2002. The estimated cumulative total potential cost to the Company under the severance provisions is $1,224,000.

Benefits
--------

         The Company maintains an Internal Revenue Code ("IRC") Section 401(k) Retirement Savings Plan under which employees, including executive officers, are permitted to make salary deferral contributions. All participants including executive officers are entitled to employer matching contributions pursuant to this plan.

Compensation of Directors
-------------------------

         Each of the Company's outside directors is paid an annual retainer of $15,000 for attending up to six Board meetings, plus $750 for each additional Board meeting or committee meeting attended, and $225 for each telephone conference meeting attended or written consent executed. Directors who are also employees of the Company do not receive additional compensation for their services as directors. In fiscal 2001, no outside directors received option grants.

Executive Bonuses
-----------------

         During fiscal 2001 no bonus payments were made to either employees or executive officers under the "key employee" bonus program based on fiscal year net profit after tax. The president and vice president-finance of the Company may each receive an annual bonus, if certain financial and non-financial goals are met, up to a maximum of 180% of current annual salary for the president, and up to 80% of current annual salary for the vice president-finance. Although the Company has accrued $1,020,000 in bonus expense related to their employment contracts, no bonus amount was paid to either Mr. Drake, president, or Mr. Lockwood, vice president-finance during fiscal 2001. On June 29, 2001 both Mr. Drake and Mr. Lockwood were paid their fiscal 2000 bonuses plus interest that was otherwise due on July 30, 2000. Mr. Drake and Mr. Lockwood received bonus plus interest of $681,884 and $129,883 respectively for fiscal 2000.

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

         The president and vice president-finance may each receive an annual bonus, if certain financial and non-financial goals are met, of up to a maximum of 180% of current annual salary for the president and 80% of current annual salary for the vice president-finance.

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

         During fiscal 2001, Robert W. Lockwood, the Company's chief financial officer, treasurer, and secretary, was awarded options to purchase 50,000 shares of the Company's common stock pursuant to the terms of his employment agreement. No option grants were made to other executive officers during fiscal 2001.

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

         The Company allows its executive officers and all other employees to contribute a percentage of their compensation to the Company-sponsored 401(k) Retirement Savings Plan. In November of 2000 the Company amended its 401(k) Retirement Savings Plan allowing all hourly and salaried employees, including executive officers, to receive matching contributions.

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

         Mr. Drake's employment with the Company commenced November 4, 1998. Mr. Drake's cash compensation for fiscal 2001 was $403,922 and excludes any earned bonus. Payment of Mr. Drake's fiscal 2000 bonus, which normally would have been paid in fiscal 2001, was delayed until June 2001. Mr. Drake's bonus for fiscal 2001 has yet to be determined. Mr. Drake's annual base salary is $350,000.

         The median annual base salary and bonus for chief executive officers of comparably sized public companies, as published by the Milliman & Robertson compensation survey for 1999/2000, are $280,000 and $289,325, respectively.

Compensation Committee Members

         Scott Christie
         William H. Wright

Stock Performance Graph

         The following line graph sets forth the cumulative total shareholder return on the Company's Common Stock and the cumulative total return of the companies listed on the Standard and Poor's 500 Stock Index and the Standard and Poor's Paper & Forest Products Index, assuming reinvestment of dividends. The comparisons are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                                [GRAPH OMITTED]


                                  Apr96   Apr97   Apr98   Apr99   Apr00   Apr01

S&P 500 Index                      100   125.13  176.52  215.04  236.82  206.10
TreeSource Industries Inc.         100   263.64  227.27   63.64    6.55    0.00
S&P Paper & Forest Products Index  100    99.70  126.81  141.41  116.18  126.22

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

                                               Amount and Nature of
Name and Address of Beneficial Owner           Beneficial Ownership         %
-------------------------------------------    ------------------------  ------
Phillip K. Stegemoeller(1)                           1,000,000             9.0%
110 West 6th Street
Aberdeen, WA 98520

Quinault Corporation
P.O. Box C                                           1,921,300            17.2%
Aberdeen, WA 98570


                                               Amount and Nature of
Name of Directors and Executive Officers       Beneficial Ownership (2)     %
-------------------------------------------    ------------------------  ------
Scott Christie                                          90,000               *
Richard W. Detweiler                                    60,000               *
Jess R. Drake                                          407,471             3.5%
Robert W. Lockwood                                     125,000             1.1%
William H. Wright                                       90,000               *
All directors and executive officers as a
  group (6 persons)                                    772,471             6.5%

===============================================================================
*  Less than 1%


(1) As determined by reference to the beneficial owner's most recent Form 4 filing dated December 27, 1999.

(2) Includes shares reserved for issuance under options exercisable within 60 days of July 12, 2001 as follows: Mr. Christie 90,000; Mr. Detweiler 60,000; Mr. Drake 407,471; Mr. Lockwood 125,000; and Mr. Wright 90,000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2001, four of the Company's subsidiaries purchased logs worth approximately $2.5 million from Quinault Logging Company. During fiscal 2000 five of the Company's subsidiaries purchased logs worth approximately $8.1 million from Quinault Logging Company. Mr. Larry G. Black, director of the Company from October 1997 until his resignation on July 11, 2000, is chief executive officer of Quinault Logging Company and is president and sole director of Quinault Corporation, beneficial owner of approximately 17.2% of the Company's Common Stock.

                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K
                                                                           Page
                                                                           ----
(a) (1)  Financial Statements

         The following consolidated financial statements of the Registrant and its subsidiaries are contained in this report:

         Report of Independent Certified Public Accountants                 41

         Consolidated Statements of Operations for the Years
           Ended April 30, 2001, 2000 and 1999                              42

         Consolidated Balance Sheets at April 30, 2001 and 2000             43

         Consolidated Statements of Cash Flows for the Years
           Ended April 30, 2001, 2000 and 1999                              45

         Consolidated Statement of Changes in Stockholders'
           Equity for the Years Ended April 30, 2001,
           2000 and 1999                                                    46

         Notes to Consolidated Financial Statements                         47

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

3.1      Fourth Restated Articles of Incorporation of the
         Registrant adopted November 27, 1992, as amended on October 26, 1998. (21)

3.2      Second Restated Bylaws of the Registrant effective
         November 27, 1992. (8)

                                                                            Page
                                                                            ----

4.1 Debtor-in-Possession Credit Agreement dated as of October 5, 1999 between Registrant and General Electric Capital
         Corporation. (25)

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

10.9 Employment Agreement dated May 27, 1998 between Robert J. Riecke and Registrant.* ** (22)

10.10    Settlement Agreement dated May 15, 1998 between Bruce L.
         Engel and Registrant.* (23)

10.11    Employment Contract dated October 31, 1998, between Jess
         R. Drake and Registrant.* (21)

10.12    Stock Option Letter Agreement dated November 3, 1998
         between Jess R. Drake and Registrant.* (21)

10.13    Employment Contract dated April 6, 1999, between Robert
         W. Lockwood and Registrant.* (24)

                                                                            Page
                                                                            ----

10.14 Non-Qualified Stock Option Agreement dated April 20, 1999 between Robert W. Lockwood and Registrant.* (24)

12.2     Computation of Registrant's Net Income (Loss) to Average
         Total Assets.                                                       68

12.3     Computation of Registrant's Net Income (Loss) to Average
         Stockholders' Equity.                                               69

12.4     Computation of Registrant's Average Stockholders' Equity
         to Average Total Assets.                                            70

21.1     Subsidiaries of the Registrant (list updated as of July
         12, 1999).                                                          71

23.1     Consent of Independent Certified Public Accountants.                72


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

         (25) Incorporated by reference to the exhibit of like number to the Registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1999, previously filed with the Commission.

         * Management contract or compensatory plan or arrangement.

         ** A schedule attached to this exhibit identifies all other documents not required to be filed as exhibits because such exhibits are substantially identical to this exhibit.

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

TreeSource Industries, Inc.
(Registrant)



By: /s/ Jess R. Drake
   ------------------------------------
Jess R. Drake
President and Chief Executive Officer
July 24, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of July 24, 2001.



/s/ Jess R. Drake                   /s/ Robert W. Lockwood
----------------------------------- ---------------------------------------
Jess R. Drake                       Robert W. Lockwood
President, Chief Executive Officer  Vice President-Finance, Secretary,
and Director                        Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


/s/ Scott Christie
-----------------------------------
Scott Christie, Director


/s/ Richard W. Detweiler
-----------------------------------
Richard W. Detweiler, Director


/s/ William H. Wright
-----------------------------------
William H. Wright, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders
TreeSource Industries, Inc.

         We have audited the accompanying consolidated balance sheets of TreeSource Industries, Inc. and subsidiaries (the "Company") as of April 30, 2001 and 2000, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the years in the three-year period ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TreeSource Industries, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

         The matters referred to in the preceding paragraph raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

                                                 /s/ Moss Adams LLP
                                                 ------------------------------
                                                 MOSS ADAMS LLP

Beaverton, Oregon
June 15, 2001

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)


                                                            YEAR ENDED APRIL 30,
                                             ---------------------------------------------------
                                                 2001               2000               1999
                                             --------------     -------------      -------------
NET SALES                                    $    151,201       $   252,594        $   195,390

COST OF SALES                                     152,387           235,800            184,015

                                             --------------     -------------      -------------
GROSS PROFIT                                       (1,186)           16,794             11,375

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          10,134            10,888             10,738
REORGANIZATION CHARGES                              1,287             2,805                  -
IMPAIRMENT CHARGES                                  4,902               223              6,310

                                             --------------     -------------      -------------
OPERATING INCOME (LOSS)                           (17,509)            2,878             (5,673)

OTHER INCOME (EXPENSE)
     Interest expense                                (149)           (2,049)            (4,732)
     Miscellaneous                                    261               283                 63

                                             --------------     -------------      -------------
                                                      112               209             (4,669)
                                             --------------     -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES                 (17,397)            1,112            (10,342)

PROVISIONS FOR INCOME TAXES (BENEFIT)                 669               100                (96)

                                             --------------     -------------      -------------
NET INCOME (LOSS)                                 (18,066)            1,012            (10,246)

PREFERRED DIVIDENDS                                     -                 -              1,671

                                             --------------     -------------      -------------
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                     $    (18,066)      $     1,012        $   (11,917)
                                             ==============     =============      =============

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                         ($1.62)            $0.09             ($1.07)
                                                   =======            =====             =======

   - DILUTED                                       ($1.62)            $0.09             ($1.07)
                                                   =======            =====             =======








The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)


                                                                          APRIL 30,
                                                             -------------------------------------
                                                                 2001                    2000
                                                             -------------           -------------
CURRENT ASSETS
   Cash and cash equivalents                                 $      1,210            $      1,871
   Restricted cash                                                  1,755                   1,616
   Accounts receivable, net                                         7,869                  12,462
   Inventories                                                      6,840                  15,800
   Prepaid expenses                                                 1,429                   2,535
   Income tax refund receivable                                        --                      86
   Assets held for sale                                             6,008                   5,433
   Timber, timberlands and timber-related assets                    3,087                   2,196

                                                             -------------           -------------
      Total current assets                                         28,198                  42,000

NOTES AND ACCOUNTS RECEIVABLE                                           3                       5

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                               510                   1,527
   Buildings and improvements                                       4,579                   8,673
   Machinery and equipment                                         26,555                  47,448
                                                             -------------           -------------

                                                                   31,644                  57,648

      Less accumulated depreciation                                26,126                  44,385

                                                             -------------           -------------
                                                                    5,518                  13,263

   Construction in progress                                           175                     101

                                                             -------------           -------------
                                                                    5,693                  13,364

DEFERRED TAX ASSET                                                     --                     750
OTHER ASSETS                                                        1,729                   1,244

                                                             -------------           -------------
                                                             $     35,623            $     57,363
                                                             =============           =============








The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)


                                                                        April 30,
                                                             ---------------------------------
                                                                2001                2000
                                                             ------------        -------------
CURRENT LIABILITIES
   Accounts payable                                          $    4,151          $     5,476
   Accrued expenses                                               6,147                7,902
   Timber contracts payable                                         448                  147
   Current borrowings                                               485                  499

                                                             ------------        -------------
      Total current liabilities                                  11,231               14,025

LONG-TERM DEBT, less current maturities                             120                  183

LIABILITIES SUBJECT TO COMPROMISE                                49,112               49,959

COMMITMENTS AND CONTINGENCIES                                        30                   --

STOCKHOLDERS' EQUITY
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                        20,688               20,688
     Series B, 6,111 shares outstanding                             333                  333
  Common Stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding                           28,761               28,761
  Additional paid-in capital                                         15                   15
  Retained deficit                                              (74,667)             (56,601)

                                                             ------------        -------------
                                                                (24,870)              (6,804)

                                                             ------------        -------------
                                                             $   35,623          $    57,363
                                                             ============        =============

















The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)

                                                                            YEAR ENDED APRIL 30,
                                                             ------------------------------------------------
                                                                 2001             2000             1999
                                                             --------------   --------------   --------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                          $     (18,066)   $       1,012    $     (10,246)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Restricted Cash                                                   (139)          (1,616)
    Depreciation, depletion and amortization                         2,210            4,346            4,176
    Deferred income tax                                                750               --               --
    Gain on sale of assets                                             (23)              (7)              --
    Impairment loss                                                  4,902              223            6,310
    Accounts receivable                                              4,593           (2,252)             254
    Inventories                                                      8,960           (2,076)            (205)
    Prepaid expenses                                                 1,106           (1,215)            (125)
    Timber, timberlands and timber-related assets - current           (590)            (287)           2,062
    Payables and accruals                                           (3,181)           1,045            3,119
    Income taxes                                                        86              (16)             (70)
    Commitments                                                         30               --               --
                                                             --------------   --------------   --------------
     Cash provided by operating activities                             638             (843)           5,275
                                                             --------------   --------------   --------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Notes and accounts receivables                                         2               22               76
  Acquisition of property, plant and equipment                      (1,028)          (1,685)          (2,479)
  Net book value of disposed idle assets                                --               --              458
  Proceeds from the sale of fixed assets                               921            1,687               --
  Other investing activities                                            --               --              177
                                                             --------------   --------------   --------------
     Cash provided by (used for) investing activities                 (105)              24           (1,768)
                                                             --------------   --------------   --------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from borrowings                                              --              598               --
  Principal payments on debt                                          (814)              --           (1,582)
  Other assets                                                        (380)             (39)            (288)
  Dividends paid on Preferred Stock                                     --               --           (1,672)
  Issuance of Common Stock                                              --               --                9
                                                             --------------   --------------   --------------
     Cash provided by (used for) financing activities               (1,194)             559           (3,533)
                                                             --------------   --------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (661)           1,356              (26)

CASH BALANCE AT BEGINNING OF YEAR                                    1,871            2,131            2,157
                                                             --------------   --------------   --------------
CASH BALANCE AT END OF YEAR                                  $       1,210    $       1,871    $       2,131
                                                             ==============   ==============   ==============
CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                            $113             $281           $3,268
  Income taxes                                                        ($82)            $100             ($96)

The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in Thousands)



                               SERIES A          SERIES B
                           PREFERRED STOCK   PREFERRED STOCK      COMMON STOCK                 RETAINED       STOCK-
                          ------------------ --------------- ---------------------- PAID-IN    EARNINGS      HOLDERS'
                          SHARES    AMOUNT   SHARES   AMOUNT    SHARES      AMOUNT  CAPITAL    (DEFICIT)      EQUITY
                          ------- ---------- ------ -------- ---------- ----------- ------- ------------  -----------
Balance at April 30, 1998    270     20,688      6       333    11,154      28,752      15     (45,695)       4,093

Stock options exercised                                              9           9      --          --            9

Dividends paid                                                      --          --      --      (1,672)      (1,672)

Net income                                                          --          --      --     (10,246)     (10,246)

                          ------- ---------- ------ -------- ---------- ----------- ------- ------------  -----------
Balance at April 30, 1999    270     20,688      6       333    11,163      28,761      15     (57,613)      (7,816)

Net income                                                          --          --      --       1,012        1,012

                          ------- ---------- ------ -------- ---------- ----------- ------- ------------  -----------
Balance at April 30, 2000    270     20,688      6       333    11,163      28,761      15     (56,601)      (6,804)

Net income                                                          --          --      --     (18,066)     (18,066)

                          ------- ---------- ------ -------- ---------- ----------- ------- ------------  -----------
Balance at April 30, 2001    270  $  20,688      6  $    333    11,163  $   28,761  $   15  $  (74,667)   $ (24,870)
                          ======= ========== ====== ======== ========== =========== ======= ============  ===========




















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

         In April 2000 the Company filed a plan of reorganization with the U.S. Bankruptcy Court (the "Court"). Due to the downturn in the lumber market, the Company successfully petitioned the Court to delay consideration of and then to withdraw the plan of reorganization. On March 31, 2001 the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization) expired, which will allow other interested parties an opportunity to submit a plan of reorganization. In July 2001, the Company's outstanding pre-petition senior secured debt securities were purchased by an investment group. This sale, in itself, may not affect the status of the Company's bankruptcy proceedings. In an effort to maximize value for all parties, the Company is evaluating its strategic alternatives, which include a sale of the Company's operations. The Company's senior secured lenders have a security interest in substantially all the assets of the Company. Regardless of which alternative the Company ultimately pursues, it is unlikely that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and the revolving line of credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the pre-petition senior secured lenders and post-petition secured debtor-in-possession lenders. The current cash collateral order expires August 5, 2001. If the Company is unable to either confirm a plan of reorganization or obtain a new cash collateral order by August 6, 2001, the Company may not be able to meet its short term liquidity needs.

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

         The Company's sales are predominantly in the United States; export sales are not material. During the year ended April 30, 2001, the Company had no customers that accounted for 10% or more of net sales.

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

         Cash and cash equivalents - Cash and cash equivalents consist of cash on hand, deposits in banks and financial instruments with a maturity of three months or less.

         Restricted cash - Restricted cash consists of the net auction proceeds from the sale of certain impaired assets during fiscal 2001. These funds are being held in a non-interest bearing account for payment, subject to court approval, of certain secured claims.

         Accounts receivable - Trade accounts receivable are shown net of allowances for doubtful accounts and discounts of $175,000 and $160,000 at April 30, 2001 and 2000, respectively.

         Inventories - Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                                APRIL 30,
                                -----------------------------------------
                                       2001                     2000
                                ----------------         ----------------
         Logs                   $         2,510          $         6,571
         Lumber                           3,888                    8,109
         Supplies and Other                 442                    1,120
                                ----------------         ----------------
                                $         6,840          $        15,800
                                ================         ================

         At April 30, 2001 and 2000, $338,000 and $555,000, respectively, of log inventory was valued at market, which represented a $3,000 reduction from cost. At April 30, 2001, $3,526,000 of lumber inventory was valued at market, which represented a $228,000 reduction from cost. At April 30, 2000, $7,532,000 of lumber inventory was valued at market, which represented a $1,111,000 reduction from cost.

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

         Accrued expenses - The following is a summary of the components of accrued expenses (in thousands):

                                                         APRIL 30,
                                            --------------------------------
                                                  2001              2000
                                            --------------      ------------
    Payroll and related items               $       4,077       $     3,100
    Freight payable                                   607             1,018
    Accrued Chapter 11 professional fees              186               877
    Environmental liabilities                         747                --
    Other                                             530             2,907
                                            --------------      ------------
                                            $       6,147       $     7,902
                                            ==============      ============

         Since the Court reviews and approves the Chapter 11 professional fees prior to payment, the related accrued amount is management's estimate of professional services performed but not billed through April 30, 2001. Because the Court has the ability to adjust these fees, the actual amounts owed may differ from management's estimates.

         Reserves for self-insurance - workers' compensation - Under its self-insurance plan, the Company accrues the estimated cost of workers' compensation claims based on prior years' open claims. An accrual of $1.5 million and $1.6 million is included in the accompanying fiscal 2001 and 2000 financial statements, respectively. Payments based on actual fiscal 2000 claims ultimately filed could differ from these statements.

         Shipping costs - The Company classifies shipping and handling expenses as part of cost of goods sold.

         Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

NOTE 3 -       IMPAIRMENT CHARGES

         The Company classified certain property, plant and equipment related to four facilities as Assets Held for Sale during fiscal 2001. A total of seven facilities and land parcels related to two former facilities are currently so classified. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment loss associated with two facilities in fiscal 1998, three facilities in fiscal 1999 and four facilities in fiscal 2001. The resulting adjustments of approximately $4.4 million in fiscal 2001, $6.1 million in fiscal 1999 and $4.2 million in fiscal 1998 were recorded to reduce the book value of these assets to their estimated fair value. The Company considers continued operating losses and significant and long-term changes in industry conditions to be its primary indicators of potential impairment. An impairment is recognized if the future undiscounted cash flows of each facility is estimated to be insufficient to recover its related carrying value. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value is based on appraisal values and may consider remediation costs if they are not, in management's opinion, probable and estimable and as such separately classified as environmental liabilities. Environmental remediation costs are recognized and classified as accrued expense when they are probable and estimable.

         During fiscal 2001, machinery and equipment at three of these locations were sold at auction. The proceeds from the sales at two of the locations are held by the Company as restricted cash. The proceeds from the sale at the third location were used for general corporate purposes. See Note 2 to Consolidated Financial Statements. At April 30, 2001, the impaired assets have a remaining carrying amount of $6.0 million. Together, these nine facilities recorded net sales of $23.6 million, $85.1 million, and $75.8 million, and contributed net operating losses of $6.3 million, $2.9 million, and $8.9 million for the years ended April 30, 2001, 2000, and 1999, respectively, excluding the impairment charges recognized in fiscal 1999 and 2001.

         The Company continually considers market conditions and changes occurring in the forest products industry to evaluate the status of its individual mill facilities, and management believes that all necessary impairment adjustments have been made at April 30, 2001.

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

         The calculations of net income (loss) per share for the years ended April 30, 2001, 2000 and 1999 are summarized below (in thousands, except per-share data):

                                                                Year Ended April 30,
                                                       ---------------------------------------
                                                          2001          2000          1999
                                                       ----------    ----------    -----------
Net income (loss)                                      $  (18,066)   $    1,012    $   (10,246)
Preferred dividends                                            --            --          1,671
                                                       ----------    ----------    -----------

Net income (loss) applicable to common shareholders    $  (18,066)   $    1,012    $   (11,917)
                                                       ==========    ==========    ===========

Weighted average shares outstanding
     - Basic                                               11,163        11,163         11,161

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                  --            --             --
     - Exercise of stock options                               --            --             --
                                                       ----------    ----------    -----------

Average number of shares and equivalents outstanding
     - Diluted                                             11,163        11,163         11,161
                                                       ==========    ==========    ===========

Net income (loss) per common share
     - Basic                                           $    (1.62)   $     0.09    $     (1.07)
                                                       ==========    ==========    ===========

     - Diluted                                         $    (1.62)   $     0.09    $     (1.07)
                                                       ==========    ==========    ===========


NOTE 5 -          TIMBER, TIMBERLANDS AND TIMBER-RELATED ASSETS

         The following summarizes the components of timber, timberlands and timber-related assets (in thousands):

                                                           APRIL 30,
                                                    -----------------------
                                                      2001           2000
                                                    --------       --------
         Timber held under contract                 $ 1,376        $   984
         Timber, timberlands, and timber deposits     1,376          1,049
         Logging roads (at amortized cost)              335            163
                                                    --------       --------
                                                    $ 3,087        $ 2,196
                                                    ========       ========

         Timber held under contract is composed of various public and private timber contracts representing approximately 4.2 million board feet (MMBF) at April 30, 2001 and 2.7 MMBF at April 30, 2000. Outstanding obligations relating to these contracts at April 30, 2001 and 2000 were $447,878 and $147,000, respectively.

NOTE 6 -       LIABILITIES SUBJECT TO COMPROMISE

         Under the Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after the filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $4.3 million was not accrued during the year ended April 30, 2001 as management believes these debts are under-secured. Amounts included under the caption "Current borrowings" at April 30, 2001 represent draws on a line of credit that was established to provide additional liquidity during the reorganization process. See Note 7 to the Consolidated Financial Statements. These amounts are not subject to compromise.

         Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at April 30, 2001 are the following (in thousands):


                                                         April 30,
                                                           2001
                                                       -----------
         Trade, interest and other miscellaneous
              claims to unsecured creditors            $     6,133
         Secured notes                                         261
         Unsecured notes                                     1,007
         Senior secured debt                                41,711
                                                       -----------

                                                       $    49,112
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

         As a result of the Chapter 11 proceedings, TreeSource Industries, Inc. and its subsidiaries are in default on substantially all of their pre-petition debt agreements. Acceleration of this debt is stayed subject to the Chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the proceedings, unless ordered by the Court. During fiscal 2001, pursuant to a Court order, the Company paid $738,000 in principal on its pre-petition secured debt due to the sale of assets of Sedro-Woolley Lumber Co.

NOTE 7 -       BORROWINGS

         Long term debt consists of the following (in thousands):
                                                                                            Year Ended April 30,
                                                                                       ------------------------------
                                                                                            2001            2000
                                                                                       --------------  --------------
         Senior secured debt, bearing interest at 10%; principal payable in quarterly installments of $1 million beginning March 15, 1999, and a final payment in December 2004; secured by substantially all assets of
         the Company.                                                                  $     41,711     $    42,449

         Secured notes, interest at 9% and 10%; payable on
         various dates; secured by various assets.                                              261             261

         Unsecured senior subordinated notes, net of discount of $264 and $278 at April 30, 2000 and April 30, 1999, respectively; 8% coupon, effective interest rate of 13.3%; semi-annual interest payments due
         each June 30 and December 31; principal due in full June 30, 2005.                   1,007           1,007

         Obligations under capital lease, effective interest rate of 4.9%                       187             243
                                                                                       --------------  --------------
                                                                                             43,166          43,960
         Less current maturities                                                            (43,046)        (43,777)
                                                                                       --------------  --------------
                                                                                       $        120    $        183
                                                                                       ==============  ==============

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

         The Company obtained a $16 million Line of Credit in October 1999 that matures upon the earliest of August 5, 2001 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The weighted average rate of interest on outstanding short term borrowings on the Line of Credit is 9.0%. The Line of Credit allows the Company to borrow from time to time up to $14 million (the remaining $2 million must remain in reserve pursuant to the terms of the Line of Credit), including up to $5 million of letters of credit. As of April 30, 2001 there were $418,000 in borrowings on the Line of Credit and $1,350,000 in letters of credit outstanding.

NOTE 8 -       PROVISION FOR INCOME TAXES

         The federal and state income tax provision consists of the following (in thousands):

                                                 Year Ended April 30,
                                        --------------------------------------
                                            2001          2000         1999
                                        -----------   -----------  -----------
Income (loss) before income taxes       $   (17,398)  $     1,012  $   (10,342)
                                        ===========   ===========  ===========
Provision for income taxes (benefit):
   Federal                              $       669   $       100  $       (96)
   State                                          0             0            0
                                        -----------   -----------  -----------
                                        $       669   $       100  $       (96)
                                        ===========   ===========  ===========

   Current                              $       (81)  $      100   $       (96)
   Deferred                                     750             0            0
                                        -----------   -----------  -----------
                                        $       669   $       100  $       (96)
                                        ===========   ===========  ===========

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal tax rate to income (loss) before taxes is attributable to the following (in thousands):

                                                                         Year Ended April 30,
                                              ---------------------------------------------------------------------------
                                                        2001                       2000                    1999
                                              -----------------------    ----------------------    ----------------------
                                                 Amount         %          Amount          %         Amount        %
                                              -----------    --------    ----------    --------    ----------    --------
Federal statutory income tax
  provision (benefit)                           $ (5,915)       (34%)        $ 344         34%     $  (3,516)       (34%)
State statutory income tax provision
  (benefit)                                         (696)        (4)            40          4           (414)        (4)
Change in valuation allowance for
  deferred tax assets                              6,476         37         (4,385)      (433)         3,492         34
Adjustment to available net operating loss
  carry-forward                                      804          5          4,101        405             --         --
Other                                                 --         --             --         --            342          3
                                              -----------    --------    ----------    --------    ----------    ------
Actual income tax provision (benefit)          $     669         (4%)        $ 100         10%       $   (96)         1%
                                              ===========    ========    ==========    ========    ==========    ======

         At April 30, 2001 and 2000, deferred tax assets and liabilities were composed of the following (in thousands):

                                                        Year Ended April 30,
                                                   --------------------------
                                                       2001          2000
                                                   -----------   -----------
Deferred tax assets:
    Vacation accruals                              $      180    $      241
    Insurance accruals                                    538           672
    Professional fee amortization and accruals            587           575
    Depreciation and capitalization differences
      between financial and tax accounting                515            64
    Tax benefit of NOL carryforward and
      tax credits carryforward                         20,038        16,602
    Bad debts, discounts and other                        939           255
                                                   -----------   -----------
Net deferred tax assets                                22,797        18,409

Valuation allowance                                   (22,797)      (17,659)
                                                   -----------   -----------

Net deferred tax asset reported                    $        0    $      750
                                                   ===========   ===========

         Because of the difficult operating environment and the likely delayed or decreased use of the Company's deferred tax assets to offset future income, management has elected to record no income tax expense during the current year related to the income generated, but instead adjusted the reserve on the deferred tax assets. This, coupled with an adjustment to the usable net operating loss, resulted in an increase to the valuation reserve of approximately $5.1 million for the year ended April 30, 2001. The current year income tax expense of $669,000 is attributable to the Company's decision to fully reserve for any deferred tax assets and the refund of income taxes paid in the prior year. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances change.

         As of April 30, 2001, the Company has approximately $48 million of federal NOL and approximately $36 million of state NOL available to offset future taxable income. These carryforwards begin to expire in 2007 and 2012.

NOTE 9 -       STOCKHOLDERS' EQUITY

         Stockholders' equity at April 30, 2001 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the

Board of Directors, in the form of cash or in exchange for senior unsecured debt with 12% coupon. The holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. The Company is currently in arrears on ten consecutive quarterly dividend payments as of May 31, 2001 totaling $5,587,000.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding for both years ended April 30, 2001 and April 30, 2000. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,375,567 shares if the shares of Series B Preferred Stock remaining outstanding at May 31, 2001 were converted to Common Stock.

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

NOTE 10 -      STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

         The Company has in effect a Stock Option Plan ("Option Plan"). Non-qualified stock options may be granted to directors, independent contractors, consultants and employees to acquire up to 1,425,000 shares of Common Stock. Options may be granted for a term not to exceed 10 years and are not transferable other than by will or the laws of descent and distribution. The Option Plan provides for incremental vesting based upon the optionee's period of service with the Company, and is administered by the Board of Directors. Stock options outstanding at April 30, 2001, 2000 and 1999 related only to employees and directors.

                                                         Stock Options
                                                  ----------------------------
                                                                    Weighted
                                                                     Average
                                                    Number of       Exercise
                                                     Shares           Price
                                                  ------------    ------------

         Shares under option at April 30, 1999      1,514,320       $   1.34

               Options granted                         60,000           0.09
               Options exercised                            0           0.00
               Options canceled                      (131,000)          1.61
                                                  ------------

         Shares under option at April 30, 2000      1,443,320       $   1.26

               Options granted                         50,000           0.04
               Options exercised                            0           0.00
               Options canceled                      (391,625)          1.82
                                                  ------------

         Shares under option at April 30, 2001      1,101,695       $   1.01
                                                  ============

         Options exercisable at April 30, 2001        888,371       $   1.12
                                                  ============

         Exercise prices for options outstanding as of April 30, 2001 ranged from $0.03825 to $3.00. The weighted average remaining contractual life of those options is 6.6 years and the weighted average exercise price is $1.01.

                    Employee Options Outstanding                         Options Exercisable
----------------------------------------------------------------    ----------------------------
                                   Weighted Avg.
                      Number         Remaining      Weighted Avg.     Number       Weighted Avg.
     Range of       Outstanding    Contractual        Exercise      Exercisable     Exercise
  Exercise Price    at 4/30/01         Life            Price        at 4/30/01        Price
----------------    -----------    -------------    ------------    -----------    -------------
 $0.95625               8,400          1.7          $ 0.95625          8,400        $ 0.95625
  1.50000             105,000          2.6            1.50000        105,000          1.50000
  1.51500             155,000          5.5            1.51500        155,000          1.51500
  3.00000              80,000          3.3            3.00000         80,000          3.00000
  0.79690             543,295          7.5            0.79690        407,471          0.79690
  0.31880             100,000          8.0            0.31880         75,000          0.31880
  0.37190              10,000          8.0            0.37190          7,500          0.37190
  0.03825              50,000          9.0            0.03825         33,333          0.03825
  0.04250              50,000          9.0            0.03825         16,667          0.03825
 $0.03825-$3.00     1,101,695          6.6          $ 1.01021        888,371        $ 1.11862
                   ============                                     ===========

         Options for 1,060,000 shares remain available for grant under the 1996 Stock Option Plan. These options will have an exercise price of an amount per share determined by the Company's Board of Directors, but not less than 85% of the fair market value of the Company's Common Stock on the date of grant.

         During fiscal 2001 the Company granted stock options for the purchase of 50,000 shares of the Company's Common Stock to Robert W. Lockwood pursuant to the terms of his employment contract. The term of these options is ten years from the date of grant and they are not transferable other than by will or the laws of descent and distribution. The options will vest over a three-year period.

         The Company maintains a weekly discretionary bonus program for its mill employees based on the performance of each production shift at individual mills. The bonus program for mill employees is designed to reward safety, productivity, and regular attendance. This bonus program is open-ended but designed to attract employees with a competitive compensation package when average bonuses are added to base wages. It is also designed so that manufacturing labor costs, per unit of lumber produced, go down as the average bonus level goes up.

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

         The following summarizes the amounts paid pursuant to the Company's bonus programs (in thousands) during the fiscal years ended:

                                         Year Ended April 30,
                                    -----------------------------
                                      2001       2000       1999
                                    -------    -------    -------
         Hourly employee bonus      $ 3,500    $ 5,300    $ 4,100
         Salaried employee bonus        150        600        900
                                    -------    -------    -------
                                    $ 3,650    $ 5,900    $ 5,000
                                    =======    =======    =======

         The Company maintains a 401(k) Retirement Savings Plan. Under the plan, eligible participants may contribute a maximum of 20% of their compensation. The Company matches 50% of the first 5% contributed by the employee. During the years ended April 30, 2001, 2000 and 1999, the Company incurred expenses for matching contributions and plan administration of $299,000; $291,000; and $261,000 respectively. Company contributions to this plan are funded on a current basis.

NOTE 11 -      RELATED PARTY TRANSACTIONS

         During fiscal 2001, four of the Company's subsidiaries purchased logs worth approximately $2.5 million from Quinault Logging Company. During fiscal 2000 five of the Company's subsidiaries purchased logs worth approximately $8.1 million from Quinault Logging Company. Mr. Larry G. Black, who was a director of the Company from October 1997 until his resignation effective July 7, 2000, is chief executive officer of Quinault Logging Company and is president and sole director of Quinault Corporation, and the beneficial owner of approximately 17.2% of the Company's Common Stock.

NOTE 12 -      COMMITMENTS AND CONTINGENCIES

         (a) Timber commitments - At April 30, 2001, the Company had contracts to purchase approximately 11.7 MMBF of timber from the Oregon State Department of Forestry and others for an estimated stumpage cost of $3,703,000. Deposits were made on these contracts and additional payments are required as timber is removed. The expiration dates of the contracts are as follows:

         Year Ending     Stumpage
          April 30,        MMBF           Cost
         -----------     --------     ------------
            2002            2.2       $   582,000
            2003            0.0                 0
            2004            9.2         2,982,000
            2005            0.0                 0
            2006            0.3           139,000
                         --------     ------------
                           11.7       $ 3,703,000
                         ========     ============

         (b)Leases - At April 30, 2001, the Company had future minimum rental commitments for operating leases as follows: 2001 - $939,000; 2002 - $306,000; 2003 - $197,000; 2004 - $172,000; 2005 - $169,000; thereafter - $332,000. In bankruptcy, the Company may elect to reject certain leases causing a reduction in the future minimum rental commitments for operating leases.

         Total rental expense for all leases was $1,204,000, $1,447,000 and $1,613,000 for the years ended April 30, 2001, 2000 and 1999, respectively. Actual rental expense includes short-term rentals and leases shorter than one year, which are not included in the commitments.

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

         (d) Environmental compliance - The Company is subject to various federal, state and local regulations regarding waste disposal and pollution control. Various governmental agencies have enacted, or are considering, regulations regarding a number of environmental issues that may require material expenditures in the future. These include regulations regarding log yard management, disposal of log yard waste, kiln process waste water, and air emissions from hog fuel fired boilers. The potential expenditures required for the Company to comply with any such regulations could have a material adverse impact on its consolidated financial condition and/or results of operations. However, management believes that the Company will be able to comply with existing regulations without a material impact on its consolidated financial condition or results of operations. The following table summarizes not only the amount of environmental expenses that are accrued at April 30, 2001, but also, the amount the Company estimates will be paid out during fiscal 2002.


                                                 Accrued                                   Budgeted
                                              Environmental       Budgeted Fiscal         Fiscal 2002         Total Budgeted
                                               Remediation        2002 Operational           Site             for Fiscal 2002
                                               Costs as of         Environmental          Remediation          Environmental
               Facility                      April 30, 2001       Compliance Costs           Costs             Expenditures
----------------------------------------    ------------------   -------------------    ---------------    -------------------
Burke Lumber Co.(1)(2)                      $         20,000     $               --     $       20,000     $           20,000
Central Point Lumber Co.(1)(2)                        93,000                  4,000            200,000                204,000
Glide Lumber Products Co.(2)                          30,000                 35,000                 --                 35,000
Morton Forest Products Co.(1)(2)                     116,000                  8,000            103,000                111,000
North Powder Lumber Co.(1)                                --                 13,000                 --                 13,000
Pacific Hardwoods-South Bend Co.(1)                       --                  2,000             86,000                 88,000
Pacific Softwoods Co.(1)                                  --                 19,000             15,000                 34,000
Philomath Forest Products Co(1)(2)                   150,000                  1,000            150,000                151,000
Sedro-Woolley Lumber Co. (1)(2)                      200,000                     --            200,000                200,000
Spanaway Lumber Co.                                       --                 22,000                 --                 22,000
Trask River Lumber Co.                                    --                 81,000             67,000                148,000
Tumwater Lumber Co.                                       --                104,000                 --                104,000
TreeSource Industries, Inc.                          132,000                     --                 --                     --
----------------------------------------    ------------------   -------------------    ---------------    -------------------
Total                                       $        741,000     $          289,000     $      841,000     $        1,130,000
                                            ==================   ===================    ===============    ===================

         1. These facilities are classified as "Assets Held for Sale" and, because they were determined to be impaired, are carried at estimated fair values. The fair values were based upon appraisal values and include estimated remediation costs to prepare the site for sale if such costs are not separately classified as an environmental liability.
         2. Environmental remediation is anticipated to be required and the cost for the known issues have been estimated and accrued.

NOTE 13 -      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following quarterly information for the years ended April 30, 2001 and 2000 is unaudited, but includes all adjustments (including the impairment charges recognized in the fourth quarter of 2001) that management considers necessary for a fair presentation of such information (in thousands, except per-share amounts):

                                                       Year Ended April 30, 2001
                          -------------------------------------------------------------------------------------
                                                                Quarter
                          -------------------------------------------------------------------------------------
                              First            Second            Third            Fourth             Total
                          -------------    -------------     -------------    --------------    ---------------
Net sales                 $     46,133     $     40,041      $     30,934     $      34,093     $      151,201
Gross profit (loss)       $     (1,886)    $        694      $       (532)    $         538     $       (1,186)
Net income (loss)         $     (5,348)    $     (2,448)     $     (8,562)    $      (1,708)    $      (18,066)
Net income (loss) per
  diluted common share    $      (0.48)    $      (0.22)     $      (0.77)    $       (0.15)     $       (1.62)





                                                       Year Ended April 30, 2000
                          -------------------------------------------------------------------------------------
                                                                Quarter
                          -------------------------------------------------------------------------------------
                             First            Second            Third            Fourth             Total
                          -------------    -------------     -------------    --------------    ---------------
Net sales                 $     67,633     $     59,534      $     60,090     $      65,338     $      252,594
Gross profit (loss)       $     10,616     $      3,560      $      2,002     $         617     $       16,794
Net income (loss)         $      6,346     $       (725)     $     (1,539)    $      (3,070)    $        1,012
Net income (loss) per
  diluted common share    $       0.57     $      (0.07)     $      (0.14)    $       (0.27)    $         0.09

NOTE 14 -         VALUATION AND QUALIFYING RESERVES

         The following table summarizes the activity associated with the Company's allowance for doubtful accounts and allowance for discounts for the years ended April 30, 2001, 2000 and 1999 (in thousands):

         Allowance for doubtful accounts -
              deducted from accounts receivable in the balance sheet

                                           Year Ended April 30,
                                 -----------------------------------------
                                    2001            2000            1999
                                 ---------       ---------       ---------
Balance at beginning of year     $     60        $     55        $     39
Charged to costs and expenses          76              82              35
Deductions (1)                        (21)            (77)            (19)
                                  --------        --------        --------
Balance at end of year           $    115        $     60        $     55
                                 =========       =========       =========


         Allowance for discounts -
              deducted from accounts receivable in the balance sheet

                                           Year Ended April 30,
                                 -----------------------------------------
                                    2001            2000            1999
                                 ---------       ---------       ---------
Balance at beginning of year     $    100        $     87        $     89
Charged to costs and expenses       1,356           2,344           1,814
Deductions(2)                      (1,396)         (2,331)         (1,816)
                                 ---------       ---------        --------
Balance at end of year           $     60        $    100        $     87
                                 =========       =========       =========


(1) Uncollected receivables written off, net of recoveries.
(2) Discounts taken by customers.

NOTE 15 -      REORGANIZATION CHARGES

           As a result of the Chapter 11 proceedings, the Company has incurred legal accounting and other professional fees. The following table summarizes the amounts charged to income through April 30, 2001 (in thousands).

                                              April 30,
                                                2001
                                            ------------
           Legal                            $        653
           Consulting                                256
           Accounting                                 23
           Other                                     355
                                            ------------
                                            $      1,287
                                            ============

CORPORATE INFORMATION
---------------------


Annual Meeting                            Transfer Agent for Series A Preferred
To be announced                           Stock and Series B Preferred Stock
                                          TreeSource Industries, Inc.
529 SE Grand Avenue, Suite 300            Stock Transfer Department
Portland, Oregon 97214-2232               P.O. Box 5805
Phone:     (503) 246-3440                 Portland, Oregon 97228-5805
Fax:       (503) 205-7605                 529 SE Grand Avenue, Suite 300
Web:     http://www.treesource.com        Portland, Oregon 97214-2232
                                          Phone:       (503) 246-3440
Common Stock                              Fax:         (503) 205-7605
TreeSource Industries, Inc.
Common stock is traded on the Bulletin    Change of address information and
Board (Symbol TRES)                       questions regarding transfers and
                                          conversions should be directed to the
Transfer Agent for Common Stock           transfer agent.
ChaseMellon Shareholder Services, L.L.C.
Overpeck Centre                           Trustee for 8% Senior Subordinated
85 Challenger Road                        Notes due 2005
Ridgefield Park, New Jersey 07660         State Street Bank & Trust Company
Phone:     (800) 522-6645                 Corporate Trust Department
Fax:       (206) 292-3196                 P.O. Box 778
Web:     http://www.chasemellon.com       Boston, Massachusetts 02110
                                          Two International Place
                                          Boston, Massachusetts 02110
                                          Phone:     (617) 662-1753
                                          Fax:       (617) 662-1456

                                          Counsel
                                          Perkins Coie
                                          Portland, Oregon

                                          Auditors
                                          Moss Adams LLP
                                          Beaverton, Oregon

BOARD OF DIRECTORS, HEADQUARTERS, AND MILL LOCATIONS


Board of Directors                     Headquarters

Scott Christie (2)                     TreeSource Industries, Inc.
General Partner                        P.O. Box 5805
Christie Capital Management            Portland, Oregon  97228-5805
Novato, California                     529 SE Grand Avenue, Suite 300
Elected 1988                           Portland, Oregon 97214-2232
                                       Phone:       (503) 246-3440
Richard W. Detweiler (1)               Fax:         (503) 205-7605
Principal                              Web:  http://www.treesource.com
Carlisle Enterprises
LaJolla, California
Elected 1995                           Sales and Marketing

William H. Wright (1)(2)               TreeSource, Inc.
President                              P.O. Box 5805
Heartwood Consulting Service           Portland, Oregon 97228-5805
Gresham, Oregon                        529 SE Grand Avenue, Suite 300
Elected 1992                           Portland, Oregon 97214-2232
                                       Phone:       (503) 246-8600
Jess R. Drake (3)                      Toll free outside Oregon: 1-800-843-5254
President                              Fax:         (503) 245-1483
TreeSource Industries, Inc.            Web: http://www.treesource.com
Portland, Oregon
Elected 1998
                                       Timber

                                       Western Timber Co.
                                       P.O. Box 5805
                                       Portland, Oregon  97228-5805
                                       529 SE Grand Avenue, Suite 300
                                       Portland, Oregon 97214-2232
                                       Phone:       (503) 246-3440
                                       Fax:         (503) 205-7605
                                       Web:  http://www.treesource.com





(1) Audit Committee
(2) Compensation Committee
(3) Executive Committee

Operating Locations

Glide Lumber Products Co.                 Pacific Softwoods Co.
P.O. Box 370                              P.O. Box 370
Glide, Oregon 97443-0370                  Philomath, Oregon 97370-0370
1577 Glide Loop Road                      950 Clemens Mill Road
Glide, Oregon 97443-9711                  Philomath, Oregon 97370
Phone:     (541) 496-3571                 Phone:     (541) 929-2902
Fax:       (541) 496-0373                 Fax:       (541) 929-2916

Morton Forest Products Co.                Spanaway Lumber Co.
P.O. Box I                                19111 38th Avenue East
Morton, Washington 98356-0049             Tacoma, Washington 98446-1189
247 Priest Road                           Phone:     (253) 847-1935
Morton, Washington 98356-9404             Fax:       (253) 847-2023
Phone:     (360) 496-6666
Fax:       (360) 496-6667

North Powder Lumber Co.                   Trask River Lumber Co.
P.O. Box 169                              5900 Moffett Road
North Powder, Oregon 97867-0169           Tillamook, Oregon 97141-9621
105 Second Street                         Phone:     (503) 842-4007
North Powder, Oregon 97867                Fax:       (503) 842-3178
Phone:     (541) 898-2149
Fax:       (541) 898-2817

Pacific Hardwoods-South Bend Co.          Tumwater Lumber Co.
P.O. Box 185                              P.O. Box 4158
South Bend, Washington 98586-0185         Tumwater, Washington 98501-0158
819 Ocean Street                          8277 Center Street, S.W.
Raymond, Washington 98577-2905            Tumwater, Washington 98501-7227
Phone:     (360) 942-5525                 Phone:     (360) 352-1548
Fax:       (360) 942-5529                 Fax:       (360) 943-4091