Form 10-Q
period 2001-07-31
TREESOURCE INDUSTRIES INC
filed 2001-09-12
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition from________________ to________________

                         Commission file number 0-16158

                           TreeSource Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Oregon                                           93-0832150
---------------------------                      -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                   No.)


              529 S.E. Grand Ave., Suite 300, Portland, Oregon 97214
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)   (503) 246-3440
                                                     ------------------

         Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of Registrant's Common Stock, no par value, at August 31, 2001 was 11,162,874.

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

Item 1.   Financial Statements..............................................3

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................15


PART II. OTHER INFORMATION.................................................20

Item 1.   Legal Proceedings................................................20

Item 3.   Defaults Upon Senior Securities..................................20

Item 6.   Exhibits and Reports on Form 8-K.................................21

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                         -----------------------------------
                                                      JULY 31,
                                         -----------------------------------
                                            2001                     2000
                                         ----------               ----------

NET SALES                                $  41,273                $  46,132

COST OF SALES                               37,007                   48,019
                                         ----------               ----------

GROSS PROFIT (LOSS)                          4,266                   (1,887)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    2,167                    2,867
REORGANIZATION CHARGES                         330                      652
IMPAIRMENT CHARGE                               (1)                      --
                                         ----------               ----------

OPERATING INCOME (LOSS)                      1,770                   (5,406)

OTHER INCOME (EXPENSE)
     Interest expense                          (39)                     (30)
     Miscellaneous                              97                       87
                                         ----------               ----------

                                                58                       57
                                         ----------               ----------
INCOME (LOSS) BEFORE INCOME TAXES            1,828                   (5,349)

PROVISIONS FOR INCOME TAXES (BENEFIT)           --                       --
                                         ----------               ----------


NET INCOME (LOSS)                            1,828                   (5,349)

PREFERRED DIVIDENDS                             --                       --
                                         ----------               ----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                 $   1,828                $  (5,349)
                                         ==========               ==========

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                   $0.16                   ($0.48)
                                             =====                   =======

   - DILUTED                                 $0.16                   ($0.48)
                                             =====                   =======


The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)

                                                                 JULY 31,         APRIL 30,
                                                                   2001             2001
                                                               -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                                   $    1,887       $    1,210
   Restricted cash                                                  1,774            1,755
   Accounts receivable, net                                         6,754            7,869
   Inventories                                                      9,755            6,840
   Prepaid expenses                                                 1,825            1,429
   Income tax refund receivable                                        --               --
   Assets held for sale                                             5,685            6,008
   Timber, timberlands and timber-related assets                    2,434            3,087

                                                               -----------      -----------
      Total current assets                                         30,114           28,198


NOTES AND ACCOUNTS RECEIVABLE                                          81                3

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                               510              510
   Buildings and improvements                                       4,579            4,579
   Machinery and equipment                                         26,573           26,555
                                                               -----------      -----------

                                                                   31,662           31,644
      Less accumulated depreciation                                26,571           26,126

                                                               -----------      -----------
                                                                    5,091            5,518
   Construction in progress                                           621              175

                                                               -----------      -----------
                                                                    5,712            5,693

DEFERRED TAX ASSET                                                     --               --
OTHER ASSETS                                                        1,753            1,729

                                                               -----------      -----------
                                                               $   37,660       $   35,623
                                                               ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.



                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)



                                                                  JULY 31,        APRIL 30,
                                                                   2001             2001
                                                               -----------      -----------
CURRENT LIABILITIES
   Accounts payable                                            $    5,217       $    4,151
   Accrued expenses                                                 5,062            6,147
   Timber contracts payable                                            --              448
   Current borrowings                                               1,175              485

                                                               -----------      -----------
      Total current liabilities                                    11,454           11,231

LONG-TERM DEBT, less current maturities                               107              120

LIABILITIES SUBJECT TO COMPROMISE                                  49,110           49,112

COMMITMENTS AND CONTINGENCIES                                          31               30

STOCKHOLDERS' EQUITY
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                          20,688           20,688
     Series B, 6,111 shares outstanding                               333              333
  Common Stock, no par value, 40,000,000 shares authorized,
     11,162,874 issued and outstanding                             28,761           28,761
  Additional paid-in capital                                           15               15
  Retained deficit                                                (72,839)         (74,667)

                                                               -----------      -----------
                                                                  (23,042)         (24,870)

                                                               -----------      -----------
                                                               $   37,660       $   35,623
                                                               ===========      ===========










The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED JULY 31,
                                                             -------------------------------------
                                                                 2001                     2000
                                                             -------------           -------------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $      1,828            $     (5,349)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                          422                     714
    Loss (gain) on sale of assets                                     (10)                    (15)
    Impairment loss                                                    (1)                     --
    Accounts receivable                                               442                   5,997
    Inventories                                                    (2,913)                  2,714
    Prepaid expenses                                                 (396)                   (260)
    Timber, timberlands and timber-related assets - current           208                    (946)
    Payables and accruals                                             (20)                   (700)
    Income taxes                                                       --                      86
    Commitments                                                         1                      --

                                                             -------------           -------------
     Cash from operating activities                                  (443)                  2,241
                                                             -------------           -------------

CASH FROM INVESTING ACTIVITIES:
  Decrease (increase) in restricted cash                              (19)                    776
  Notes and accounts receivable                                       (78)                      1
  Acquisition of property, plant and equipment                       (464)                   (291)
  Proceeds from the sale of fixed assets                            1,004                      37

                                                             -------------           -------------
     Cash from investing activities                                   443                     523
                                                             -------------           -------------

CASH FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                                690                    (435)
  Proceeds  from long-term debt                                        --                      --
  Principal payments on long-term debt                                (13)                   (762)
  Other assets                                                         --                      (1)

                                                             -------------           -------------
     Cash from financing activities                                   677                  (1,198)
                                                             -------------           -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      677                   1,566

CASH BALANCE AT BEGINNING OF PERIOD                                 1,210                   1,871

                                                             -------------           -------------
CASH BALANCE AT END OF PERIOD                                $      1,887            $      3,437
                                                             =============           =============

CASH PAID DURING THE PERIOD FOR:
  Interest                                                   $         45             $        36
  Income taxes                                               $         --             $        --

The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - SUMMARY OF FINANCIAL STATEMENT PREPARATION

         On September 27, 1999 TreeSource Industries, Inc. and certain of its wholly owned subsidiaries (the "Company" or "TreeSource"), filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without U.S. Bankruptcy Court (the "Court") approval.

         In April 2000 the Company filed a plan of reorganization with the Court. Due to the downturn in the lumber market, the Company successfully petitioned the Court to delay consideration of and then to withdraw the plan of reorganization. On March 31, 2001 the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization) expired, which will allow other interested parties an opportunity to submit a plan of reorganization. No competing plan of reorganization has been proposed. In July 2001, the Company's pre-petition senior secured debt securities were purchased by an investment group. This sale, in itself, may not affect the status of the Company's bankruptcy proceedings. The Company is developing a revised plan of reorganization with the support of the current holders of its pre-petition senior secured securities that contemplates, among other things, the continued operation of three or four mills and the sale of all the Company's non-operating or surplus assets. Concurrently, the Company continues to evaluate strategic alternatives, including the sale of one or more operating facilities or restarting operations at one or more curtailed facilities to maximize value for all parties. The Company's current holders of its pre-petition senior secured debt securities have a security interest in substantially all the assets of the Company. Regardless of which alternative the Company ultimately pursues, it is unlikely that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

         In the opinion of management, the consolidated financial statements of TreeSource Industries, Inc. and subsidiaries presented herein, assuming continued operations under chapter 11, include all adjustments, which are solely of a normal recurring nature or related to the bankruptcy, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications may have been made to the prior period results and balances to conform to the current period classifications. Most obligations outstanding at the time of the chapter 11 filing have been reclassified as non-current liabilities under the caption "Liabilities Subject to Compromise." No adjustments have been made to reflect any settlement of obligations resulting from the reorganization proceedings.

         The financial statements should be read with reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the "Notes to Consolidated Financial Statements" set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2001, filed with the Securities and Exchange Commission. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the current year.

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

NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                                          July 31,               April 30,
                                            2001                   2001
                                        -------------          -------------
         Logs                           $      5,122           $      2,510
         Lumber                                4,175                  3,888
         Supplies and Other                      458                    442
                                        -------------          -------------
                                        $      9,755           $      6,840
                                        =============          =============

NOTE 3 - STOCKHOLDERS' EQUITY

         Stockholders' equity at July 31, 2001 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of July 31, 2001 the Company was in arrears on ten consecutive quarterly dividend payments totaling approximately $5,587,000.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,375,567 shares if the shares of Series B Preferred Stock remaining outstanding at July 31, 2001 were converted to Common Stock.

         It is unlikely, in any event, that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The calculations of net income (loss) per share for the three-month period ended July 31, 2001 and 2000 are summarized below (in thousands, except per-share data):
                                                    Three Months Ended July 31,
                                                    ---------------------------
                                                       2001             2000
                                                    ---------        ----------
Net income (loss) applicable to common shareholders $  1,828         $  (5,349)
                                                    =========        ==========

Weighted average shares outstanding
     - Basic                                          11,163            11,163

Additional shares assumed from:
     - Conversion of Series B Preferred Stock            --               --
     - Exercise of stock options                         --               --
                                                    ---------        ----------

Average number of shares and equivalents outstanding
     - Diluted                                        11,163            11,163
                                                    =========        ==========

Net income (loss) per common share
     - Basic                                        $   0.16         $   (0.48)
                                                    =========        ==========

     - Diluted                                      $   0.16         $   (0.48)
                                                    =========        ==========

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

         Under the Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after the filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $1,077,000 was not accrued during the quarter ended July 31, 2001, as management believes these debts are under-secured. See Note 6 for additional information.

         Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at July 31, 2001, and April 30, 2001, are the following (in thousands):
                                                     July 31,        April 30,
                                                       2001            2001
                                                   -----------     -----------
         Trade, interest and other miscellaneous
            claims to unsecured creditors          $    6,131      $    6,133
         Secured notes                                    261             261
         Unsecured notes                                1,007           1,007
         Senior secured debt                           41,711          41,711
                                                   -----------     -----------

                                                   $   49,110      $   49,112
                                                   ===========     ===========

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

NOTE 6 - BORROWINGS

         Long-term borrowings and the Line of Credit consist of the following (in thousands):

                                                                July 31,           April 30,
                                                                  2001               2001
                                                              ------------       ------------
Senior secured debt, bearing interest at 10%; principal
payable in quarterly installments of $1 million beginning
March 15, 1999, and a final payment in December 2004;
secured by substantially all assets of the Company.           $    41,711        $    41,711

Secured notes, interest at 9% and 10%; payable on
various dates; secured by various assets.                             261                261

Unsecured senior subordinated notes, net of discount of
$264 at July 31, 2001 and April 30, 2001; 8% coupon,
effective interest rate of 13.3%; semi-annual interest
payments due each June 30 and December 31; principal due
in full June 30, 2005.                                              1,007              1,007

Obligations under capital leases, effective interest
rate of 4.9%.                                                         175                187
                                                              ------------       ------------
                                                                   43,151             43,166

Less current maturities.                                              (68)               (67)
Less liabilities subject to compromise.                           (42,979)           (42,979)
                                                              ------------       ------------
                                                              $       107        $       120
                                                              ============       ============

         As discussed in Note 5, the Company is in default on substantially all of its pre-petition debt agreements as a result of the chapter 11 filing. Acceleration of these debts is stayed subject to the chapter 11 proceedings. Such debt cannot be paid or restructured until the conclusion of the chapter 11 proceedings, unless ordered by the Court. All of the Company's borrowings, with the exception of any borrowings against the debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") and certain capital lease obligations, have been reclassified to "Liabilities Subject to Compromise."

         The Company presently has renewed its Line of Credit effective August 6, 2001. This $10 million Line of Credit matures upon the earliest of September 5, 2001 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The weighted average rate of interest on outstanding short-term borrowings on the Line of Credit is 6.75%. The Line of Credit allows the Company to borrow from time to time up to $8 million (the remaining $2 million is reserved pursuant to the terms of the Line of Credit), including up to $5 million in letters of credit. As of July 31, 2001 there were $1,107,000 in borrowings on the Line of Credit and $1,300,000 in letters of credit outstanding.

NOTE 7 - PROVISION FOR INCOME TAXES

         The income tax provision is based on the estimated effective annual tax rate for each fiscal year. The provision includes anticipated current income taxes payable, the tax effect of anticipated differences between the financial reporting and tax basis of assets and liabilities, and the expected utilization of net operating loss (the "NOL") carryforwards. The federal and state income tax provision consists of the following (in thousands):

                                                Three Months Ended July 31,
                                                ---------------------------
                                                   2001             2000
                                                ----------       ----------
Income (loss) before income taxes               $   1,828        $  (5,349)
                                                ==========       ==========
Provision for income taxes:
   Federal                                      $      --        $      --
   State                                               --               --
                                                ----------       ----------
                                                $      --        $      --
                                                ==========       ==========

   Current                                      $      --        $      --
   Deferred                                            --               --
                                                ----------       ----------
                                                $      --        $      --
                                                ==========       ==========

         The Company's remaining adjusted NOLs at April 30, 2001 were approximately $48 million for federal income tax and $36 million for state income tax purposes. These carryforwards expire in 2007 and 2012, respectively. As discussed in Note 1, the Company has filed for voluntary reorganization under chapter 11 of the Code, which could impact the availability of the NOLs to be used to offset future income. Due to potential significant limitations of the NOLs associated with the bankruptcy and potential reorganization plans, the Company has fully reserved for its available NOLs at July 31, 2001. For the three months ended July 31, 2001 the Company utilized previously reserved NOLs to offset any potential income tax expense related to current period earnings. This utilization of NOLs resulted in no income tax expense for the current period. Management periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain litigation primarily arising in the normal course of its business. The Company's liability, if any, under such pending litigation would be treated as part of a plan of reorganization. See "Legal Proceedings."

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

         In accordance with the Company's accounting practice, environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably determine a probable course and cost of correction. As of July 31, 2001, the Company's accrual for environmental related liabilities totaled $603,000.

         Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates, appropriate cleanup technology, the extent of corrective actions required and the number and financial condition of other potential responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amount, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable.

         As of July 31, 2001, the Company had accrued $31,000 for the future costs associated with closing the landfill at its facility in Glide, Oregon. The Company routinely estimates the closure cost of this landfill and charges such costs over its estimated remaining life.

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

         Domestic lumber market conditions improved during the first quarter of fiscal 2002 as seasonal building activity increased. The average price of the industry benchmark green fir 2x4 standard and better lumber increased 11%, from $296 per unit in the quarter ended April 30, 2001, to $330 per unit in the quarter ended July 31, 2001. The average price of the industry benchmark #2 fir saw log also decreased 8% from $612 to $566 per unit during these periods. Because lumber prices increased and while log costs decreased, industry margins and the Company's profits increased.

         On September 27, 1999 TreeSource Industries, Inc. and certain of its wholly owned subsidiaries (the "Company" or "TreeSource"), filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code (the "Code"). The Company continues to operate its business as a debtor-in-possession. As a debtor-in-possession under the Code, the Company is authorized to operate its business subject to the terms of a cash collateral order, but may not engage in transactions outside of the ordinary course of business without U.S. Bankruptcy Court (the "Court") approval.

         In April 2000 the Company filed a plan of reorganization with the Court. Due to the downturn in the lumber market, the Company successfully petitioned the Court to delay consideration of and then to withdraw the plan of reorganization. On March 31, 2001 the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization) expired, which will allow other interested parties an opportunity to submit a plan of reorganization. No competing plan of reorganization has been proposed. In July 2001, the Company's pre-petition senior secured debt securities were purchased by an investment group. This sale, in itself, may not affect the status of the Company's bankruptcy proceedings. The Company is developing a revised plan of reorganization with the support of the current holders of its pre-petition senior secured securities that contemplates, among other things, the continued operation of three or four mills and the sale of all the Company's non-operating or surplus assets. Concurrently, the Company continues to evaluate strategic alternatives, including the sale of one or more operating facilities or restarting operations at one or more curtailed facilities to maximize value for all parties. The Company's current holders of its pre-petition senior secured debt securities have a security interest in substantially all the assets of the

Company. Regardless of which alternative the Company ultimately pursues, it is unlikely that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

         The costs associated with the reorganization totaled $0.3 million during the quarter ended July 31, 2001. Interest expense for the quarter was approximately $1.1 million lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are under-secured. (See "Legal Proceedings"). The Company filed for reorganization in response to a protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations. The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating.

         A restricted cash account is maintained by the Company pursuant to an agreement with the current holders of its pre-petition senior secured debt securities whereby all of the net proceeds from any sale of assets from Burke Lumber Co., Midway Engineered Wood Products, Inc., Pacific Softwoods Co., Philomath Lumber Co., and Sedro-Woolley Lumber Co.

         The following table sets forth the percentages that certain expenses bear to net sales, and the period-to-period percentage change for each item:

                                     INCOME AND EXPENSE     PERCENTAGE
                                          ITEMS AS           INCREASE
                                   A PERCENT OF NET SALES   (DECREASE)
                                   ----------------------   -----------

                                                               Three
                                     Three Months Ended        Months
                                          July 31,             Ended
                                   ----------------------   -----------
                                                              7/31/01
                                                                to
                                     2001         2000        7/31/00
                                   -------      -------     -----------
Net sales                           100.0 %      100.0 %        (10.5) %
Cost of sales                        89.7        104.1          (22.9)
                                   -------      -------     -----------
Gross Profit                         10.3         (4.1)             NM

Selling, general and
    administrative expense            5.3          6.2          (24.4)

Reorganization charges                0.8          1.4          (49.4)
Impairment charges                    0.0          0.0              NM
                                   -------      -------     -----------

  Operating income (loss)             4.3        (11.7)             NM

Interest expense                     (0.1)        (0.1)          30.0
Miscellaneous                         0.2          0.2           11.5
                                   -------      -------     -----------

Income (loss) before income taxes     4.4        (11.6)             NM

Provision for income taxes            0.0          0.0              NM
                                   -------      -------     -----------

Net income (loss)                     4.4 %      (11.6) %           NM %
                                   =======      =======     ===========

NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison of Three Months Ended July 31, 2001 and 2000
-------------------------------------------------------

         Net sales for the three months ended July 31, 2001 decreased $4.9 million (11%), as compared to the three months ended July 31, 2000. This decrease was principally caused by a 16% decrease in lumber sales volume partially offset by a 7% increase in the weighted average net lumber sales price. The decrease in lumber sales volume resulted from the curtailment of operations of Central Point Lumber Co., Morton Forest Products Co., North Powder Lumber Co., and Pacific Hardwoods-South Bend Co. during fiscal 2001.

         Gross profit for the quarter ended July 31, 2001 was 10.3% of net sales, compared to negative 4.1% of net sales for the quarter ended July 31, 2000. Unit manufacturing costs on a consolidated basis in the three months ended July 31, 2001 decreased 20% as compared to the three months ended July 31, 2000. A significant portion of this decrease relates to the closure of facilities with higher than average unit manufacturing costs. The combined unit manufacturing costs for just the four currently operating mills (Glide, Spanaway, Trask and Tumwater) decreased 6% for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000. This decrease in unit manufacturing costs was due to both improved mill productivity and an increase in total operating hours. During the three months ended July 31, 2000 several of the mills curtailed production in response to the existing poor market conditions.

         Selling, general and administrative expenses for the quarter ended July 31, 2001 decreased by 24.4% as compared to the quarter ended July 31, 2000, excluding reorganization and impairment charges. This decrease resulted from the implementation of a number of cost-saving measures, including corporate staff reductions, reduction in office lease space, and the closure of certain facilities.

         Reorganization charges for the quarter ended July 31, 2001 are comprised primarily of fees for professional services related to the bankruptcy.

         As of July 31, 2001, the Company had available an estimated $48 million in federal net operating losses and $36 million in state net operating losses to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the three months ended July 31, 2000. For the three months ended July 31, 2001 the Company utilized previously reserved NOLs to offset any potential income tax expense related to current period earnings. This utilization of NOLs resulted in no income tax expense for the current period. The Company periodically reviews the above factors and may change the amount of valuation allowance as facts and circumstances dictate.

Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents increased by approximately $0.7 million during the three months ended July 31, 2001, to $1.9 million, excluding $1.8 million in restricted cash. Operations used approximately $0.4 million of cash primarily as a result of a $2.9 million increase in inventory, primarily logs. The Company generated $1.0 million through the sale at auction of the equipment and a parcel of land at its Central Point Lumber Co. subsidiary.

         For the three months ended July 31, 2001, the Company spent $0.5 million for capital improvements to its facilities. The Company had no material commitments for capital spending at July 31, 2001.

         The Company historically has not had a line of credit or working capital financing available to it, and, therefore, has relied on cash provided by its operations to fund its working capital needs. In October of 1999, in connection with filing for voluntary reorganization, the Company obtained a debtor-in-possession working capital secured revolving line of credit (the "Line of Credit") to provide for day-to-day liquidity and seasonal log inventory increases.

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and its Line of Credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the current holders of its pre-petition senior secured debt securities and post-petition secured debtor-in-possession lenders. The current cash collateral order expires September 19, 2001. If the Company is unable to obtain a new cash collateral order by September 20, 2001, the Company may not be able to meet its short-term liquidity needs. The Company's pre-petition, senior secured creditors have already agreed to one such new cash collateral order during these bankruptcy proceedings.

         As of July 31, 2001 there was a $1.1 million loan balance on the Line of Credit and $1.3 million in letters of credit outstanding. The Company is currently negotiating a new line of credit to replace its current Line of Credit that expires September 19, 2001. If the Company is unable to obtain a new line of credit or extend its current Line of Credit the Company may not be able to continue to operate.

         The Company does not invest in market risk sensitive instruments.

Factors Affecting  Forward-Looking Statements
---------------------------------------------

         The statements contained in this report that are not statements of historical fact may include forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating any forward-looking statements: obtaining an adequate new line of credit or extending its current Line of Credit; court approval of a new cash collateral order; the uncertain outcome of the Company's chapter 11 filing; adverse operating conditions; fluctuations in quarterly results; availability of logs; technological change; manufacturing risks; federal and state regulations; environmental regulations; ability to utilize the NOLs; and the additional factors listed from time to time in the Company's SEC reports, including, but not limited to, the Company's annual report on Form 10-K for the year ended April 30, 2001.

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

         The Company and its Trask River Lumber subsidiary were named defendants in a claim for wages and penalties filed in U.S. District Court for the District of Oregon on February 17, 1999 (Allen, Blount, et al., vs. WTD Industries, Inc., Trask River Lumber and Bruce L. Engel). Although the case was stayed by the Company's chapter 11 filing, the plaintiffs filed a class Proof of Claim. The U.S. District Court certified a class and the parties have agreed to a settlement of the class members' wage claims. The Court has allowed claims for penalties and attorney fees. Allowed claims will be treated in accordance with the terms of any chapter 11 plan of reorganization approved by the Court.

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

Item 3.    Defaults Upon Senior Securities

           Due to the Company's inability to meet certain of its financial covenants and its filing for reorganization, the Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. On September 27, 1999 the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court of the Western District of Washington: In re TreeSource Industries, Inc., et al (Case Nos. 99-10932 and 99-10937 through 99-10961). As of August 31, 2001, the Company had not paid eleven consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $6,043,000 and is in arrears on payment of approximately $10,873,000 in interest on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $263,000 in interest to non-affiliated parties on its 8% unsecured senior notes as of August 31, 2001. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the pre-petition senior secured debt or unsecured senior subordinated debt, because management believes the claims of these debt holders are under-secured.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The Index to Exhibits is located on page 23.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended July 31, 2001.

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






                                TreeSource Industries, Inc.
                                -----------------------------------
                                (Registrant)

                                /s/ Jess R. Drake
                                -----------------------------------
                                Jess R. Drake
                                President, Chief Executive Officer and Director

                                /s/ Robert W. Lockwood
                                -----------------------------------
                                Robert W. Lockwood
                                Vice President - Finance, Secretary,
                                Treasurer and Chief Financial Officer
                                (Principal Financial and Accounting Officer)







September 12, 2001

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