Form 10-Q
period 2001-10-31
TREESOURCE INDUSTRIES INC
filed 2001-12-20
CIK 797543

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended October 31, 2001.
                                        -----------------

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

         The number of shares outstanding of Registrant's Common Stock, no par value, at November 30, 2001 was 11,162,874.

                           TREESOURCE INDUSTRIES, INC.

                                      INDEX
                                                                          Page
                                                                         Number
                                                                         ------


PART I.  FINANCIAL INFORMATION...............................................3

Item 1.    Financial Statements..............................................3

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................16


PART II. OTHER INFORMATION..................................................21

Item 1.    Legal Proceedings................................................21

Item 3.    Defaults Upon Senior Securities..................................21

Item 5.    Other Information................................................22

Item 6.    Exhibits and Reports on Form 8-K.................................22

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

The financial statements in this Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 have not been reviewed by an independent public accountant as required by Rule 10-01 of Regulation S-X.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in Thousands, Except Per-Share Amounts)
                                   (Unaudited)

                                                          THREE MONTHS                  SIX MONTHS
                                                              ENDED                        ENDED
                                                           OCTOBER 31,                   OCTOBER 31,
                                                   ----------------------------   ---------------------------
                                                       2001            2000           2001            2000
                                                   ------------    ------------   ------------   ------------
NET SALES                                          $   38,877      $   40,040     $  80,150       $  86,172

COST OF SALES                                          36,916          39,347        73,924          87,366
                                                   ------------    ------------   ------------   ------------

GROSS PROFIT (LOSS)                                     1,961             693         6,226          (1,194)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               2,070           2,547         4,236           5,414
REORGANIZATION CHARGES                                    561             629           891           1,281
IMPAIRMENT CHARGE                                        (346)             --          (347)             --
                                                   ------------    ------------   ------------   ------------

OPERATING INCOME (LOSS)                                  (324)         (2,483)        1,446          (7,889)

OTHER INCOME (EXPENSE)
     Interest expense                                     (48)            (27)          (87)            (57)
     Miscellaneous                                         99              61           196             148
                                                   ------------    ------------   ------------   ------------

                                                           51              34           109              91
                                                   ------------    ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                        (273)         (2,449)        1,555          (7,798)

PROVISIONS FOR INCOME TAXES (BENEFIT)                      --              --            --              --
                                                   ------------    ------------   ------------   ------------
NET INCOME (LOSS)                                        (273)         (2,449)        1,555          (7,798)

PREFERRED DIVIDENDS                                       --              --             --              --
                                                   ------------    ------------   ------------   ------------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                           $     (273)     $   (2,449)    $   1,555      $   (7,798)
                                                   ============    ============   ============   ============

NET INCOME (LOSS) PER COMMON SHARE
   - BASIC                                             ($0.02)         ($0.22)        $0.14          ($0.70)
                                                       =======         =======        =====          ======

   - DILUTED                                           ($0.02)         ($0.22)        $0.14          ($0.70)
                                                       =======         =======        =====          ======


The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (in Thousands)
                                   (Unaudited)

                                                            OCTOBER 31,           APRIL 30,
                                                               2001                  2001
                                                          ----------------     ----------------
CURRENT ASSETS
   Cash and cash equivalents                              $            211     $          1,210
   Restricted cash                                                   1,778                1,755
   Accounts receivable, net                                          6,804                7,869
   Inventories                                                      10,357                6,840
   Prepaid expenses                                                  2,220                1,429
   Assets held for sale                                              5,085                6,008
   Timber, timberlands and timber-related assets                     2,115                3,087
                                                          ----------------     ----------------

      Total current assets                                          28,570               28,198


NOTES AND ACCOUNTS RECEIVABLE                                           82                    3

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land                                                                510                  510
   Buildings and improvements                                        4,579                4,579
   Machinery and equipment                                          26,810               26,555
                                                          ----------------     ----------------

                                                                    31,899               31,644
      Less accumulated depreciation                                 26,897               26,126
                                                          ----------------     ----------------
                                                                     5,002                5,518
   Construction in progress                                            464                  175

                                                          ----------------     ----------------
                                                                     5,466                5,693

OTHER ASSETS                                                         1,777                1,729

                                                          ----------------     ----------------
                                                          $         35,895     $         35,623
                                                          ================     ================





The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (in Thousands, Except Share Information)
                                   (Unaudited)


                                                             OCTOBER 31,           APRIL 30,
                                                                2001                 2001
                                                          ----------------     ----------------
CURRENT LIABILITIES
   Accounts payable                                       $         4,096      $         4,151
   Accrued expenses                                                 4,842                6,147
   Timber contracts payable                                            --                  448
   Current borrowings                                               1,034                  485

                                                          ----------------     ----------------
      Total current liabilities                                     9,972               11,231

LONG-TERM DEBT, less current maturities                                87                  120

LIABILITIES SUBJECT TO COMPROMISE                                  49,113               49,112

COMMITMENTS AND CONTINGENCIES                                          38                   30

STOCKHOLDERS' EQUITY
  Preferred Stock, 10,000,000 shares authorized
     Series A, 270,079 shares outstanding                          20,688               20,688
     Series B, 6,111 shares outstanding                               333                  333
  Common Stock, no par value, 40,000,000 shares
     authorized, 11,162,874 issued and outstanding                 28,761               28,761
  Additional paid-in capital                                           15                   15
  Retained deficit                                                (73,112)             (74,667)

                                                          ----------------     ----------------
                                                                  (23,315)             (24,870)

                                                          ----------------     ----------------
                                                          $        35,895      $        35,623
                                                          ================     ================









The accompanying notes are an integral part of these consolidated financial statements.

                  TREESOURCE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                          SIX MONTHS
                                                                       ENDED OCTOBER 31,
                                                                 ----------------------------
                                                                     2001             2000
                                                                 -----------      -----------
CASH FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $     1,555      $    (7,798)
  Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
    Depreciation, depletion and amortization                             913            1,343
    Loss (gain) on sale of assets                                        (15)              10
    Impairment loss                                                     (352)              --
    Accounts receivable                                                1,321            6,068
    Inventories                                                       (3,516)           7,493
    Prepaid expenses                                                    (791)             104
    Timber, timberlands and timber-related assets - current              531             (643)
    Payables and accruals                                             (1,357)          (1,148)
    Income taxes                                                          --               86
    Commitments                                                            8               --

                                                                 -----------      -----------
     Cash from operating activities                                   (1,703)           5,515
                                                                 -----------      -----------

CASH FROM INVESTING ACTIVITIES:
  Notes and accounts receivable                                          (79)               1
  Acquisition of property, plant and equipment                          (728)            (488)
  Proceeds from the sale of fixed assets                               1,017              127

                                                                 -----------      -----------
     Cash from investing activities                                      210             (360)
                                                                 -----------      -----------

CASH FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                                   962             (458)
  Proceeds from long-term debt                                            --               --
  Principal payments on long-term debt                                  (445)            (748)
  Other assets                                                            --             (396)

                                                                 -----------      -----------
     Cash from financing activities                                      517           (1,602)
                                                                 -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (976)           3,553

CASH BALANCE AT BEGINNING OF PERIOD                                    2,965            3,487

                                                                 -----------      -----------
CASH BALANCE AT END OF PERIOD                                    $     1,989      $     7,040
                                                                 ===========      ===========

CASH PAID DURING THE PERIOD FOR:
  Interest                                                       $        27      $        56
  Income taxes                                                   $        --      $        --

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

         In April 2000 the Company filed a plan of reorganization with the Court. Due to the downturn in the lumber market, the Company successfully petitioned the Court to delay consideration of and then to withdraw the plan of reorganization. On March 31, 2001 the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization) expired, which will allow other interested parties an opportunity to submit a plan of reorganization. No competing plan of reorganization has been proposed. In July 2001, the Company's pre-petition senior secured debt securities were purchased by an investment group. This sale, in itself, may not affect the status of the Company's bankruptcy proceedings. On November 21, 2001, the Company filed an amended plan of reorganization with the Court. A plan confirmation hearing is currently scheduled for January 4, 2002. The amended plan of reorganization contemplates, among other things, the continued operation of three or four mills and the sale of all the Company's non-operating or surplus assets. If the amended plan of reorganization is approved, all outstanding shares of the Company's existing common and preferred stock would be canceled, which would eliminate any value remaining in these securities, and the Company would issue new common stock to the current holders of its senior secured debt securities in exchange for cancellation of a portion of their claims against the Company.

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

NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out (FIFO) methods. A summary of inventory by principal product classification follows (in thousands):

                               October 31,           April 30,
                                   2001                2001
                               ------------         ------------
         Logs                  $     6,232          $     2,510
         Lumber                      3,665                3,888
         Supplies and Other            460                  442
                               ------------         ------------
                               $    10,357          $     6,840
                               ============         ============

NOTE 3 - STOCKHOLDERS' EQUITY

         Stockholders' equity at October 31, 2001 consists of the following:

         Series A Preferred Stock, $100 per share liquidation preference; 500,000 shares authorized; 270,079 shares issued and outstanding, limited voting rights; cumulative dividends payable quarterly in advance at the prime rate, with a minimum rate of 6% and a maximum rate of 9%; convertible into Common Stock at $7.50 per share after April 30, 1999; redeemable at original issue price plus any accrued dividends at the option of the Board of Directors, in the form of cash or in exchange for senior unsecured debt with a 12% coupon. Subject to certain conditions, the holders of the Series A Preferred Stock have the right to obtain voting control of the Company's Board of Directors in the event the Company misses three consecutive quarterly dividend payments, four quarterly dividend payments within twenty-four months or a total of eight quarterly dividend payments. As of October 31, 2001 the Company was in arrears on eleven consecutive quarterly dividend payments totaling approximately $6,026,000.

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

         Common Stock, no par value; 40,000,000 shares authorized; 11,162,874 shares issued and outstanding. Before giving effect to any shares that might be issued pursuant to the management incentive Stock Option Plan or conversion of any Series A Preferred Stock, the total number of common shares would increase to 11,375,567 shares if the shares of Series B Preferred Stock remaining outstanding at October 31, 2001 were converted to Common Stock.

         If the amended plan of reorganization is approved, all outstanding shares of the Company's existing common and preferred stock will be canceled. It is unlikely, in any event, that the Company's current classes of common and preferred stock will have any value upon conclusion of the bankruptcy proceedings.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         The calculations of net income (loss) per share for the three and six-month period ended October 31, 2001 and 2000 are summarized below (in thousands, except per-share data):

                                                          Three Months Ended             Six Months Ended
                                                              October 31,                   October 31,
                                                      ---------------------------    --------------------------
                                                          2001            2000          2001            2000
                                                      -----------     -----------    -----------    -----------
Net income (loss) applicable to common shareholders    $    (273)      $  (2,449)     $   1,555      $   (7,798)
                                                      ===========     ===========    ===========    ===========
Weighted average shares outstanding
     - Basic                                              11,163          11,163         11,163           11,163

Additional shares assumed from:
     - Conversion of Series B Preferred Stock                --             --             --               --
     - Exercise of stock options                             --             --             --               --
                                                      -----------     -----------    -----------    -----------

Average number of shares and equivalents outstanding
     - Diluted                                            11,163          11,163         11,163           11,163
                                                      ===========     ===========    ===========    ===========

Net income (loss) per common share
     - Basic                                           $   (0.02)      $   (0.22)     $     0.14     $     (0.70)
                                                      ===========     ===========    ===========    ===========

     - Diluted
                                                       $  (0.02)       $   (0.22)     $     0.14     $     (0.70)
                                                      ===========     ===========    ===========    ===========

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

         Under the Code, a claim is treated as secured only to the extent of such creditor's collateral, and the balance of the claim is treated as unsecured. Generally, unsecured and under-secured debt does not accrue interest after the filing, while a fully secured claim continues to accrue interest. Accordingly, interest expense totaling approximately $1,077,000 was not accrued during the quarter ended October 31, 2001, as management believes these debts are under-secured. See Note 6 for additional information.

         Amounts included under the caption "Liabilities Subject to Compromise" represent claims that are unsecured or where, in the opinion of management, the value of the corresponding collateral is estimated to be less than the amount of the debt. Included under this caption at October 31, 2001, and April 30, 2001, are the following (in thousands):
                                                     October 31,  April 30,
                                                        2001        2001
                                                     ----------  ----------
         Trade, interest and other miscellaneous
             claims to unsecured creditors           $   6,134   $   6,133
         Secured notes                                     261         261
         Unsecured notes                                 1,007       1,007
         Senior secured debt                            41,711      41,711
                                                     ----------  ----------

                                                     $  49,113   $  49,112
                                                     ==========  ==========

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

NOTE 6 - BORROWINGS

         Long-term borrowings and the Line of Credit consist of the following
(in thousands):

                                                                             October 31,        April 30,
                                                                                2001              2001
                                                                          --------------    --------------
Senior secured debt, bearing interest at 10%; principal payable in quarterly installments of $1 million beginning March 15,
1999, and a final payment in December 2004; secured by
substantially all assets of the Company.                                   $     41,711      $     41,711

Secured notes, interest at 9% and 10%; payable on
various dates; secured by various assets.                                           261               261

Unsecured senior subordinated notes, net of discount of $264 at
October 31, 2001 and April 30, 2001; 8% coupon, effective
interest rate of 13.3%; semi-annual interest payments due each
June 30 and December 31; principal due in full June 30, 2005.                     1,007             1,007

Obligations under capital leases, effective rate of interest 4.9%.                  156               187
                                                                          --------------    --------------
                                                                                 43,135            43,166

Less current maturities.                                                            (69)              (67)
Less liabilities subject to compromise.                                         (42,979)          (42,979)
                                                                          --------------    --------------
                                                                          $          87     $         120
                                                                          ==============    ==============

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

         The Company has renewed its Line of Credit effective September 28, 2001. This $10 million Line of Credit matures upon the earliest of September 28, 2002 or the effective date of a final order of reorganization. Borrowings under the Line of Credit fluctuate daily based on cash needs and are subject to customary covenants and collateral reserves. The average rate of interest on outstanding short-term borrowings on the Line of Credit is approximately 5.5%. The Line of Credit allows the Company to borrow from time to time up to $8 million (the remaining $2 million is reserved pursuant to the terms of the Line of Credit), including up to $5 million in letters of credit. As of October 31, 2001 there were $966,000 in borrowings on the Line of Credit and $525,000 in letters of credit outstanding.

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

         The federal and state income tax provision consists of the following (in thousands):
                                     Six Months Ended October 31,
                                     ----------------------------
                                        2001              2000
                                     ----------        ----------
Income (loss) before income taxes    $   1,555         $  (7,798)
                                     ==========        ==========
Provision for income taxes:
   Federal                           $      --         $      --
   State                                    --                --
                                     ----------        ----------
                                     $      --         $      --
                                     ==========        ==========

   Current                           $      --         $      --
   Deferred                                 --                --
                                     ----------        ----------
                                     $      --         $      --
                                     ==========        ==========

         The Company's remaining adjusted NOLs at April 30, 2001 were approximately $48 million for federal income tax and $36 million for state income tax purposes. These carryforwards expire in 2007 and 2012, respectively. As discussed in Note 1, the Company has filed for voluntary reorganization under chapter 11 of the Code, which could impact the availability of the NOLs to be used to offset future income. Due to potential significant limitations of the NOLs associated with the bankruptcy and potential reorganization plans, the Company has fully reserved for its available NOLs at October 31, 2001. For the six months ended October 31, 2001 the Company utilized previously reserved NOLs to offset any potential income tax expense related to current period earnings. This utilization of NOLs resulted in no income tax expense for the current period. Management periodically reviews the above factors and may change the amount of the valuation allowance as facts and circumstances dictate.

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

         In accordance with the Company's accounting practice, environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably determine a probable course and cost of correction. As of October 31, 2001, the Company's accrual for environmental related liabilities totaled approximately $616,000.

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

         As of October 31, 2001, the Company had accrued $38,000 for the future costs associated with closing the landfill at its facility in Glide, Oregon. The Company routinely estimates the closure cost of this landfill and charges such costs over its estimated remaining life.

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

         Domestic lumber market conditions deteriorated during the second quarter of fiscal 2002 due to recent social, political and economic events. The average price of the industry benchmark green fir 2x4 standard and better lumber fell 14%, from $330 per unit in the quarter ended July 31, 2001, to $284 per unit in the quarter ended October 31, 2001. In addition, the average price of the industry benchmark #2 fir saw log increased 2% from $566 to $578 per unit during these periods. Because lumber prices decreased and log costs increased, industry margins contracted and the Company's profits fell.

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

         In April 2000 the Company filed a plan of reorganization with the Court. Due to the downturn in the lumber market, the Company successfully petitioned the Court to delay consideration of and then to withdraw the plan of reorganization. On March 31, 2001 the period of exclusivity (the time in which the Company has the sole right to present a plan of reorganization) expired, which will allow other interested parties an opportunity to submit a plan of reorganization. No competing plan of reorganization has been proposed. In July 2001, the Company's pre-petition senior secured debt securities were purchased by an investment group. This sale, in itself, may not affect the status of the Company's bankruptcy proceedings. On November 21, 2001, the Company filed an amended plan of reorganization with the Court. A plan confirmation hearing is currently scheduled for January 4, 2002. The amended plan of reorganization contemplates, among other things, the continued operation of three or four mills and the sale of all the Company's non-operating or surplus assets. If the amended plan of reorganization is approved, all outstanding shares of the Company's existing common and preferred stock would be canceled, which would eliminate any value remaining in these securities, and the Company would issue new common stock to the current holders of its senior secured debt securities in exchange for cancellation of a portion of their claims against the Company.

         The costs associated with the reorganization totaled $0.6 million during the quarter ended October 31, 2001. Interest expense for the quarter was approximately $1.1 million lower than it otherwise would have been due to the filing for reorganization. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt, but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the Company's senior secured debt or unsecured senior subordinated notes because management believes these claims are under-secured. (See "Legal Proceedings"). The Company filed for reorganization in response to a protracted period of weak lumber markets combined with the Company's high level of debt and substantial preferred stock dividend obligations. The cash generated by operations was not sufficient to enable the Company to pay its commitments and continue operating.

         A restricted cash account is maintained by the Company pursuant to an agreement with the current holders of its pre-petition senior secured debt securities whereby all of the net proceeds from any sale of assets prior to September 28, 2001, from Burke Lumber Co., Midway Engineered Wood Products, Inc., Pacific Softwoods Co., Philomath Forest Products Co., and Sedro-Woolley Lumber Co. will be deposited into the restricted cash account.

         The following table sets forth the percentages that certain expenses bear to net sales, and the period-to-period percentage change for each item:

                                       INCOME AND EXPENSE ITEMS AS                       PERCENTAGE
                                          A PERCENT OF NET SALES                    INCREASE (DECREASE)
                                -------------------------------------------    -------------------------------
                                                                               Three Months      Six Months
                                 Three Months Ended     Six Months Ended           Ended           Ended
                                    October 31,           October 31,            10/31/01         10/31/01
                                --------------------- ---------------------         to               to
                                   2001       2000       2001       2000         10/31/00         10/31/00
                                ---------- ---------- ----------  ---------    ----------------- -------------
Net sales                        100.0  %   100.0  %   100.0  %   100.0  %            (2.9) %        (7.0) %
Cost of sales                     95.0       98.3       92.2      101.4               (6.2)         (15.4)
                                --------   --------   --------    -------      --------------    -----------
Gross Profit (Loss)                5.0        1.7        7.8       (1.4)             183.0             NM

Selling, general and
     Administrative expense        5.3        6.4        5.3        6.3              (18.7)         (21.8)
Reorganization charges             1.4        1.6        1.1        1.5              (10.8)         (30.4)
Impairment charges                (0.9)       0.0       (0.4)       0.0                 NM             NM
                                --------   --------   --------    -------      --------------    -----------

  Operating income (loss)         (0.8)      (6.2)       1.8       (9.2)             (87.0)            NM

Interest expense                  (0.1)      (0.1)      (0.1)      (0.1)              77.8           52.6
Miscellaneous                      0.3        0.2        0.2        0.2               62.3           32.4
                                --------   --------   --------    -------      --------------    -----------

Income (loss) before income
taxes                             (0.7)      (6.1)       1.9       (9.0)             (88.9)            NM

Provision for income taxes         0.0        0.0        0.0        0.0                 NM             NM
                                --------   --------   --------    -------      --------------    -----------

Net income (loss)                 (0.7) %    (6.1) %     1.9  %    (9.0)  %          (88.9)  %         NM
                                ========   ========   ========    =======

NM - Not Meaningful
Note - percentages may not add due to rounding.

Comparison of Three Months Ended October 31, 2001 and 2000
----------------------------------------------------------

         Net sales for the three months ended October 31, 2001 decreased $1.2 million (2.9%), as compared to the three months ended October 31, 2000. This decrease was principally caused by a 6% decrease in lumber sales volume partially offset by a 3% increase in the weighted average net lumber sales price. The decrease in lumber sales volume resulted from the curtailment of operations of Central Point Lumber Co., Morton Forest Products Co., North Powder Lumber Co., and Pacific Hardwoods-South Bend Co. during fiscal 2001.

         Gross profit for the quarter ended October 31, 2001 was 5.0% of net sales, compared to negative 1.7% of net sales for the quarter ended October 31, 2000. Unit manufacturing costs on a consolidated basis in the three months ended October 31, 2001 decreased 14% as compared to the three months ended October 31, 2000. A significant portion of this decrease relates to the closure of facilities with higher than average unit manufacturing costs. The combined unit manufacturing costs for just the four currently operating mills (Glide, Spanaway, Trask and Tumwater) decreased 2% for the three months ended October 31, 2001 as compared to the three months ended October 31, 2000. This decrease in unit manufacturing costs was due to both improved mill productivity and an increase in total operating hours. During the three months ended October 31, 2000, the production at several mills was curtailed in response to then-existing poor market conditions.

         Selling, general and administrative expenses for the quarter ended October 31, 2001 decreased by 18.7% as compared to the quarter ended October 31, 2000, excluding reorganization and impairment charges. This decrease resulted from the implementation of a number of cost-saving measures, including corporate staff reductions, reduction in leased office space, and the closure of certain facilities.

         Reorganization charges for the quarter ended October 31, 2001 are comprised primarily of fees for professional services related to the bankruptcy.

         As of October 31, 2001, the Company had available an estimated $47 million in federal net operating losses and $35 million in state net operating losses to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. As a result, the Company fully reserved for the NOLs generated during the three months ended October 31, 2001. The Company periodically reviews the above factors and may change the amount of the valuation allowance as facts and circumstances dictate.

Comparison of Six Months Ended October 31, 2001 and 2000
--------------------------------------------------------

         Net sales for the six months ended October 31, 2001 decreased $6.0 million (7.0%), as compared to the six months ended October 31, 2000. This decrease was principally caused by a 12% decrease in lumber sales volume partially offset by a 5% increase in the weighted average net lumber sales price. The decrease in lumber sales volume resulted from the curtailment of operations of Central Point Lumber Co., Morton Forest Products Co., North Powder Lumber Co., and Pacific Hardwoods-South Bend Co. during fiscal 2001.

         Gross profit for the six months ended October 31, 2001 was 7.8% of net sales, compared to negative 1.4% of net sales for the six months ended October 31, 2000. Unit manufacturing costs on a consolidated basis in the six months ended October 31, 2001 decreased 17% as compared to the six months ended October 31, 2000. A significant portion of this decrease relates to the closure of facilities with higher than average unit manufacturing costs. The combined unit manufacturing costs for just the four currently operating mills (Glide, Spanaway, Trask and Tumwater) decreased 4% for the six months ended October 31, 2001 as compared to the six months ended October 31, 2000. This decrease in unit manufacturing costs was due to both improved mill productivity and an increase in total operating hours. During the six months ended October 31, 2000, several of the mills curtailed production in response to then-existing poor market conditions.

         Selling, general and administrative expenses for the six months ended October 31, 2001 decreased by 21.8% as compared to the six months ended October 31, 2000, excluding reorganization and impairment charges. This decrease resulted from the implementation of a number of cost-saving measures, including corporate staff reductions, reduction in leased office space, and the closure of certain facilities.

         Reorganization charges for the six months ended October 31, 2001 are comprised primarily of fees for professional services related to the bankruptcy.

         As of October 31, 2001, the Company had available an estimated $47 million in federal net operating losses and $35 million in state net operating losses to offset future taxable income. Due to the bankruptcy, substantial doubt exists regarding the Company's ability to fully utilize these NOLs. For the six months ended October 31, 2001 the Company utilized previously reserved NOLs to offset any potential income tax expense related to current period earnings. This utilization of NOLs resulted in no income tax expense for the current period. The Company periodically reviews the above factors and may change the amount of the valuation allowance as facts and circumstances dictate.


Liquidity and Capital Resources
-------------------------------

         Cash and cash equivalents decreased by approximately $1.0 million during the six months ended October 31, 2001, to $0.2 million, excluding $1.8 million in restricted cash. Operations used approximately $1.7 million of cash primarily as a result of a $3.5 million increase in inventory, primarily logs. The Company generated $1.0 million through the sale at auction of the equipment and a parcel of land at its Central Point Lumber Co. subsidiary.

         For the six months ended October 31, 2001, the Company spent $0.7 million for capital improvements to its facilities. The Company had commitments of approximately $0.3 million for capital spending at October 31, 2001.

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

         The Company is currently operating as a debtor-in-possession under a cash collateral order approved by the Court, pursuant to a number of conditions. The cash collateral order allows the Company to use funds from operations and its Line of Credit for normal operating purposes. The cash collateral order also grants a security interest in substantially all the assets of the Company to the current holders of its pre-petition senior secured debt securities and post-petition secured debtor-in-possession lenders. The current cash collateral order expires December 31, 2001. If the Company is unable to obtain a new cash collateral order by January 1, 2002, the Company may not be able to meet its short-term liquidity needs. The Company's pre-petition, senior secured creditors have already agreed to one such new cash collateral order during these bankruptcy proceedings.

         As of October 31, 2001 there was a $1.0 million loan balance on the Line of Credit and $0.5 million in letters of credit outstanding. The Company negotiated a new line of credit on September 28, 2001, that expires September 28, 2002.

         The Company does not invest in market risk sensitive instruments.

Factors Affecting Forward-Looking Statements
--------------------------------------------

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

Item 3.           Defaults Upon Senior Securities

           Due to the Company's inability to meet certain of its financial covenants and its filing for reorganization, the Company is not in compliance with its obligations under its senior secured debt agreement and ceased making interest and principal payments on its senior secured debt in March 1999. On September 27, 1999 the Company filed for voluntary reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. District Court of the Western District of Washington: In re TreeSource Industries, Inc., et al (Case Nos. 99-10932 and 99-10937 through 99-10961). As of November 30, 2001, the Company had not paid twelve consecutive quarterly dividend payments due to holders of its Series A Preferred Stock, totaling approximately $6,364,000 and is in arrears on payment of approximately $11,570,000 in interest on its senior secured debt. Additionally, the Company is in arrears on payment of approximately $288,000 in interest to non-affiliated parties on its 8% unsecured senior notes as of November 30, 2001. During the reorganization period, the Company is allowed relief from payment of interest charges on all pre-petition debt but is required to accrue interest expense on claims that are, in the opinion of management, fully secured. No interest expense has been recorded since September 27, 1999 on the pre-petition senior secured debt or unsecured senior subordinated debt, because management believes the claims of these debt holders are under-secured.


Item 5.           Other Information

         On November 2, 2001, the Company terminated its employment of Robert W. Lockwood, who had been serving as the Company's Chief Financial Officer, Vice President - Finance, Secretary and Treasurer.

         Effective December 14, 2001, the Company terminated Moss Adams LLP as the Company's independent public accountants.


Item 6.           Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The Index to Exhibits is located on page 23.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended October 31, 2001.

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






                                     TreeSource Industries, Inc.
                                     -----------------------------------
                                     (Registrant)

                                     /s/ Jess R. Drake
                                     -----------------------------------
                                     Jess R. Drake
                                     President, Chief Executive Officer,
                                     Secretary and Director

                                     /s/ Bret R. Linsenmann
                                     -----------------------------------
                                     Bret R. Linsenmann
                                     Assistant Treasurer
                                     (Principal Accounting Officer)






December 19, 2001

                           TreeSource Industries, Inc.

                                Index to Exhibits


                                                                      Sequential
                                                                         Number
                                                                         System
Document                                                                  Page
  Number                                                                 Number


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